Form 10-Q
period 2024-03-31
Emeren Group Ltd
filed 2024-08-19
CIK 1417892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           from          to

Commission file number 001 33911

EMEREN GROUP LTD

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

149 Water Street, Suite 302, Norwalk, Connecticut 06854 U.S.A.

(Address of Principal Executive Offices) (Zip Code)

+1 925-425-7335

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
American Depositary Shares, each representing	SOL	New York Stock Exchange
10 shares, no par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of August 16, 2024, 512,549,555 ordinary shares, no par value per share, were issued and outstanding. Ordinary shares of the registrant’s American Depositary Shares, each represents 10 shares, on the New York Stock Exchange.

EMEREN GROUP LTD

i

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Emeren Group Ltd. (hereinafter referred to as “Emeren Group Ltd”, “we”, “our”, or the “Company”) are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as defined in the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations or business prospects, are forward-looking statements. Words such as “believes,” “expects,” “anticipates,” “will,” “could,” “plans, “estimates,” “predicts,” “goals,” “should,” “will,” “could,” “would,” “may,” forecast,” “seeks,” and other similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, with the intention these forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations and assumptions regarding the future, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, many of which are outside of our control. These risks and uncertainties could cause actual events or results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on August 1, 2024. Any forward-looking statement speaks only as of the date on which it is made.

You are cautioned not to place undue reliance on any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, whether as a result of new information, future events, or otherwise.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	2	$55,070	$70,174
Restricted cash	2	3	—
Accounts receivable trade, net	3	26,527	27,123
Accounts receivable unbilled, net	3	49,327	59,598
Advances to suppliers	2	4,859	4,283
Value added tax receivable		8,822	7,103
Project assets, current	5	53,901	39,914
Prepaid expenses and other current assets, net	4	20,429	18,255
Total current assets		218,938	226,450

Property, plant and equipment, net	6	160,382	163,114
Project assets, non-current	5	41,271	36,610
Operating lease, right-of-use assets	16	20,669	21,057
Finance lease, right-of-use assets	8	4,807	14,192
Other non-current assets	3	17,459	16,928
Total assets		$463,526	$478,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$18,458	$16,203
Advances from customers	2	5,243	5,375
Amounts due to related parties	15	5,851	4,967
Long-term borrowings, current	8	939	1,385
Income tax payable	7	3,109	2,102
Salaries payable		670	718
Operating lease liabilities, current	16	500	363
Failed sales-leaseback and finance lease liabilities, current	8	4,563	4,559
Other current liabilities	9	18,333	21,320
Total current liabilities		57,666	56,992

Long-term borrowings, non-current	8	23,033	22,685
Operating lease liabilities, non-current	16	20,082	20,575
Failed sales-leaseback and finance lease liabilities, non-current	8	10,530	11,258
Deferred tax liabilities	7	3,498	3,532
Total liabilities		114,809	115,042

Commitments and contingencies

Shareholders’ equity
Common shares (1,000,000,000 shares and 1,000,000,000 shares; no par value, authorized at March 31, 2024 and December 31, 2023; 652,155,075 shares issued and 517,279,425 shares outstanding at March 31, 2024; 651,821,742 shares issued and 546,204,372 shares outstanding at December 31, 2023)	10	806,714	806,714
Additional paid-in capital		14,757	14,728
Treasury stock, at cost (119,974,050 and 90,715,770 shares as of March 31, 2024 and December 31, 2023, respectively)	10	(48,116)	(41,938)
Accumulated deficit		(446,488)	(440,563)
Accumulated other comprehensive loss		(15,903)	(13,629)

Emeren Group Ltd shareholders’ equity		310,964	325,312
Noncontrolling interest		37,753	37,997
Total shareholders’ equity		348,717	363,309

Total liabilities and shareholders’ equity		$463,526	$478,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenues:
Electricity generation	$5,384	$4,882
EPC services	4,137	7,895
DSA	5,062	—
Others	17	99
Total net revenues	14,600	12,876
Cost of revenues	(10,278)	(11,283)
Gross profit	4,322	1,593

Operating expenses:
Sales and marketing	(61)	(92)
General and administrative	(4,622)	(4,396)
Other operating expenses, net	(852)	(108)
Total operating expenses	(5,535)	(4,596)

Loss from operations	(1,213)	(3,003)

Other (expenses) / income:
Interest income	520	588
Interest expense	(385)	(721)
Investment gain	—	77
Foreign exchange gains (losses)	(3,253)	2,708
Total other (expense) income, net	(3,118)	2,652

Loss before income tax	(4,331)	(351)
Income tax expense	(1,157)	(264)

Net loss	(5,488)	(615)
Less: Net income (loss) attributed to non-controlling interests	437	(421)
Net loss attributed to Emeren Group Ltd	$(5,925)	$(194)

Loss attributed to Emeren Group Ltd per ADS*
Basic	$(0.11)	$(0.00)
Diluted	$(0.11)	$(0.00)
Weighted average number of ADS* used in computing loss per ADS*
Basic	53,553,650	57,409,673
Diluted	53,553,650	57,409,673
*	Each American depositary shares (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,488)	$(615)
Other comprehensive (loss) / income, net of tax:
Foreign currency translation adjustment	(2,955)	1,340
Other comprehensive income / (loss)	(2,955)	1,340
Comprehensive income / (loss)	(8,443)	725
Less: Comprehensive loss attributed to non-controlling interests	(244)	(431)
Comprehensive income / (loss) attributed to Emeren Group Ltd	$(8,199)	$1,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Noncontrolling
	Shares Issued	Amount	Shares Issued	Amount	capital	deficit	income/(loss)	Emeren Group Ltd	interest	Total Equity
Balance at December 31, 2022	651,121,762	$806,283	(33,471,750)	$(20,000)	$13,500	$(437,377)	$(15,113)	$347,293	$41,351	$388,644
Net loss	—	—	—	—	—	(194)	—	(194)	(421)	(615)
Stock repurchase	—	—	(30,000,000)	(13,200)	—	—	—	(13,200)	—	(13,200)
Share-based compensation	—	—	—	—	441	—	—	441	—	441
Initial non-controlling interest of the minority shareholders	—	—	—	—	—	—	—	—	27	27
Other comprehensive income/(loss), net of tax	—	—	—	—	—	—	1,350	1,350	(10)	1,340
Balance at March 31, 2023	651,121,762	$806,283	(63,471,750)	$(33,200)	$13,941	$(437,571)	$(13,763)	$335,690	$40,947	$376,637

Balance at December 31, 2023	651,821,742	$806,714	(90,715,770)	$(41,938)	$14,728	$(440,563)	$(13,629)	$325,312	$37,997	$363,309
Net income / (loss)	—	—	—	—	—	(5,925)	—	(5,925)	437	(5,488)
Stock repurchase	—	—	(29,258,280)	(6,178)	—	—	—	(6,178)	—	(6,178)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,274)	(2,274)	(681)	(2,955)
Issuance of common stock from release of restricted share units	333,333	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	652,155,075	$806,714	(119,974,050)	$(48,116)	$14,757	$(446,488)	$(15,903)	$310,964	$37,753	$348,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

		Three Months Ended March 31,
	Notes	2024	2023
Operating activities:
Net loss		$(5,488)	$(615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		1,751	2,050
Allowances for credit losses		262	—
Share-based compensation		29	441
Deferred tax provision		33	(13)
Loss on cancellation of project assets		942	—
Investment gains from U.S. treasury note		—	(58)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled		8,623	(7,221)
Advances to suppliers		(801)	392
Value added tax recoverable		(1,866)	(1,212)
Prepaid expenses and other current assets		(2,295)	(2,565)
Project assets		(11,603)	(15,554)
Other non-current assets		(781)	(958)
Accounts payable		2,638	(1,207)
Advances from customers		—	59
Amounts due to related parties		939	—
Other current liabilities		(170)	2,671
Income tax payable		1,031	52
Salaries payable		(32)	10
Net cash used in operating activities		(6,788)	(23,728)
Investing activities:
Purchase of property, plant and equipment		(2,849)	(1,979)
Proceeds from disposal of property, plant and equipment		242	—
Interest from U.S. treasury note		—	113
Net cash used in investing activities		(2,607)	(1,866)
Financing activities:
Proceeds from banks and other third-party borrowings		779	—
Repayment of banks and other third-party borrowings		(987)	(964)
Repurchase of shares		(6,178)	(13,200)
Borrowings from related parties		—	663
Proceeds from failed sale-lease back		—	1,096
Repayment of finance lease obligations		(689)	(2,096)
Repayment of failed sale-lease back financing		(1,112)	(1,649)
Net cash used in financing activities		(8,187)	(16,150)
Effect of exchange rate changes		2,481	1,193
Net decrease in cash and cash equivalents and restricted cash		(15,101)	(40,551)
Cash and cash equivalents and restricted cash, beginning of period		70,174	107,288
Cash and cash equivalents and restricted cash, end of period		55,073	66,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

Supplemental schedule of non-cash operating activities:
Transfer from property, plant and equipment, net to project assets, current	$(9,863)	$—

Supplemental schedule of non-cash investing and financing activities:
Payables for purchase of property, plant and equipment	(11,717)	(14,355)
Payable for finance leases	(2,853)	(5,980)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Emeren Group Ltd, rebranded from ReneSola Ltd. in January 2023, was incorporated in the British Virgin Islands on March 17, 2006. On January 29, 2008, Emeren Group Ltd and its subsidiaries (collectively, the “Company”) became listed on the New York Stock Exchange (“NYSE”) in the United States. The Company is a solar project developer and operator, a solar downstream player. The Company develops and sells solar power projects or sells project Special Purpose Vehicles (“SPVs”) (project development business); provides engineering, procurement and construction business (“EPC business”); owns and operates solar power projects and sells the electricity generated by the operated solar power plants (“IPP business”); and provides Development Services Agreement (“DSA”). The Company conducts the IPP business, EPC business and project development business in a number of countries, including United States, Poland, Hungary, Spain, France, United Kingdom (“UK”), Germany, Italy and China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared and presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Quarterly results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by US GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Basis of consolidation

The consolidated financial statements include the financial statements of Emeren Group Ltd and its subsidiaries. All inter-company transactions, balances and realized and unrealized profits and losses have been eliminated on consolidation.

A non-controlling interest is recognized to reflect the portion of a subsidiary’s equity which is not attributable, directly or indirectly, to the Company. Net income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) includes the net income (loss) attributable to non-controlling interests when applicable. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s condensed consolidated balance sheets. Cash flows related to transactions with non-controlling interests are presented under financing activities in the condensed consolidated statements of cash flows, when applicable.

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 include cash and cash equivalents, accounts receivable, accounts payable and salaries payable.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and salaries payable approximate their fair value because of their short-term nature (classified as Level 1).

Significant accounting policies

There have been no material changes to the Company’s significant accounting policies disclosed in our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Cash and cash equivalents

The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of March 31, 2024 and December 31, 2023, the Company had cash in excess of FDIC insured amount. The Company has not experienced any losses in such accounts.

Restricted cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 to the total of such amounts as presented in the unaudited condensed consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023

	in thousands
Cash and cash equivalents	$55,070	$70,174
Restricted cash	3	—
Total cash, cash equivalents, and restricted cash	$55,073	$70,174

Advances to suppliers

As of March 31, 2024 and December 31, 2023, advances to suppliers in current assets were $4.9 million and $4.3 million, respectively. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

Leases

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries are asked to prepay the lease costs for over one year. As of March 31, 2024 and December 31, 2023, the prepaid rental fees of $0.9 million and $1.0 million, respectively, were recorded in operating lease right-of-use assets.

Revenue recognition

The Company primarily derives its revenues from the following revenue streams:

●	Solar power project development – This comprise of sale of project assets constructed by a third-party EPC contractor, sale of project assets constructed by the Company’s own EPC team, sale of project asset rights.
●	EPC Services – Certain of the EPC contracts for photovoltaic (“PV”) solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of March 31, 2024 and December 31, 2023, the unbilled balance of accounts receivable from EPC services included in accounts receivable unbilled, net were $41.7 million and $51.9 million, respectively.
●	Electricity generation – See Note 3. ACCOUNTS RECEIVABLE TRADE, NET for further details.
●	Development services agreement (“DSA”) and others – DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method upon the performance of relevant project development activities.

Contract liability

Advances from customers, which represent contract liabilities, are unrecognized revenue received from customers. Advances from customers are recognized as the Company performs under the contract. During the three months ended March 31, 2024 and 2023, the Company recognized nil as revenue that was included in the balances of advances from customers as of January 1, 2024 and 2023, respectively.

Disaggregation of revenue

Revenues from sales of project right is recognized at a point in time whereas other revenues are recognized over time. The following tables summarizes the Company’s revenues by recognition points:

	Three months ended March 31,
	2024	2023

	in thousands
EPC services	$4,137	$7,895
Electricity generation	5,384	4,882
DSA	5,062	—
Others	17	99
Revenue recognized over time	14,600	12,876
Total	$14,600	$12,876

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended March 31,
	2024	2023

	in thousands
China	$2,881	$3,230
United States	407	203
UK	2,097	1,286
France	1	—
Poland	2,460	7,908
Italy	5,062	—
Hungary	1,692	249
Total	$14,600	$12,876

See Note 17. SEGMENT REPORTING for further details.

Feed-in tariff(s) (FIT) payments

The Company collected FIT payments of $0.1 million and $1.6 million for the electricity sold to the state grid companies in the PRC for the three months ended March 31, 2024 and 2023, respectively. The Company recognized non-FIT payments of attracting foreign investment of $0.1 million and nil in other operating income and expense, net for the three months ended March 31, 2024 and 2023, respectively.

Foreign currency

The RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 113.4 million ($15.7 million) and RMB 138.1 million ($19.5 million) on March 31, 2024 and December 31, 2023, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of March 31, 2024 and December 31, 2023, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation.

Recently issued accounting pronouncements

In March 2023, the FASB issued ASU No. 2023 - 01, Leases (Topic 842): Common Control Arrangements, which requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group. The new standard is effective for fiscal years beginning after December 15, 2023. The Company’s management does not believe the adoption of ASU No. 2023 - 01 will have a material impact on its consolidated financial statements and disclosures.

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

3. ACCOUNTS RECEIVABLE TRADE, NET

	March 31,	December 31,
	2024	2023

	in thousands
Accounts receivable trade
– from EPC services	$3,214	$7,304
– from solar power project assets and DSA	16,411	15,055
– from electricity generation (1)	11,940	9,596
Total accounts receivable trade	31,565	31,955
Less: allowance for credit losses	(5,038)	(4,832)
Accounts receivable trade, net	$26,527	$27,123
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations started operation before July 2017 to be registered on the Catalog. The Company expects that a certain part of the FIT receivables will be recovered after twelve months from the reporting date, which are discounted at an effective interest rate. As of March 31, 2024 and December 31, 2023, there are $3.4 million and $3.5 million, respectively, of FIT receivables classified as current, and $16.9 million and $16.4 million, respectively, classified as non-current, which is included in the other non-current assets on the condensed consolidated balance sheets.

Accounts receivable trade, net and its allowance for credit losses as of December 31, 2022 amounted to $21.7 million and $2 million, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	March 31,	December 31,
	2024	2023

	in thousands
Accounts receivable unbilled
–from solar power project assets	$7,936	$8,088
–from EPC services	41,762	51,881
Total accounts receivable unbilled	49,698	59,969
Less: allowance for credit losses	(371)	(371)
Accounts receivable unbilled, net	$49,327	$59,598

The Company’s contract assets classified as “Accounts receivable unbilled” are primary due to billing of certain project sales and EPC services where the Company has the right to consideration in exchange of the project sales transferred and EPC services performed.

Accounts receivable unbilled, net and its allowance for credit losses as of December 31, 2022 amounted to $43.9 million and $0.7 million, respectively.

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

The following table shows the movement in lifetime expected credit losses that has been recognized for trade receivables under the simplified approach.

	March 31,	December 31,
	2024	2023

	in thousands
At beginning of the period	$5,203	$2,749
Allowance for credit losses for the period	206	2,925
Written off	—	(471)
At end of the period	$5,409	$5,203

During the three months ended March 31, 2024 and 2023, the Company recorded credit losses of $0.2 million and nil, respectively.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of March 31, 2024, receivables from a solar power customer amounted to $44.6 million, including billed receivable of $4.0 million and unbilled receivable of $40.6 million which accounts for 55% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies. As of December 31, 2023, receivables from a solar power customer amounted to $44.9 million, including billed receivable of $6.3 million and unbilled receivable of $38.6 million which accounts for 49% of the Company’s total receivables, excluding FIT receivables in the other non - current assets, which are due from government.

For the three months ended March 31, 2024 and 2023, revenue from this solar power customer accounted for 17% ($2.4 million) and 61% ($7.9 million) of the Company’s total net revenues, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2024	2023

	in thousands
Receivables from disposal of property, plant and equipment (1)	$1,408	$1,885
Deposits (2)	14,398	13,727
Others (3)	6,499	4,577
Total prepaid expenses and other current assets	22,305	20,189
Allowance for credit losses (4)	(1,876)	(1,934)
Total prepaid expenses and other current assets	$20,429	$18,255
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of Company’s solar power stations assets which were primarily for electricity generation revenue segment.
(2)	As of March 31, 2024 and December 31, 2023, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(3)	As of December 31, 2023, others mainly included $1.8 million deferred cost for Hungary projects, $0.8 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.7 million prepaid for UK project. As of March 31, 2024, others mainly included $3.1 million deferred cost for Hungary projects, $0.8 million prepayment on Korea project, and $0.7 million prepaid for UK project.
(4)	Allowance for credit losses mainly represented the portion of compensation receivable from Canadian authorities on closure of a certain project in Canada that the Company believes is not recoverable, unrecoverable collection from sold entities in China, and allowance for the Korea project’s prepayment which the Company deemed not recoverable.

5. PROJECT ASSETS

Project assets consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023

	in thousands
Project assets - Development and construction cost	$93,880	$75,277
Project assets - Others	1,292	1,247
Total project assets	$95,172	$76,524

Current portion	$53,901	$39,914
Non-current portion	$41,271	$36,610

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	March 31,	December 31,
	2024	2023

	in thousands
Land	$275	$275
Plant and machinery	887	768
Motor vehicles	90	91
Office equipment	299	307
Power stations	188,513	187,518
Less: Accumulated depreciation	(30,560)	(27,125)
	159,504	161,834
Construction in progress	878	1,280
Property, plant and equipment, net	$160,382	$163,114

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.8 million and $2.1 million, respectively.

7. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The Company recorded income tax expense of $1.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (27%) and (75%), respectively.

We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company’s income tax provision in the three months ended March 31, 2024 and 2023 was primarily related to the foreign tax provision. The Company’s income tax provision in the three months ended March 31, 2024 and 2023 was mainly due to income taxes on earnings from its foreign tax jurisdictions.

The Company conducts its business globally and its operating income is subject to varying rates of tax. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of March 31, 2024, there is no material changes on uncertain tax positions.

8. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	March 31,	December 31,
	2024	2023

	in thousands
Long-term borrowings, current portion	$939	$1,385
Long-term borrowings	23,033	22,685
Total borrowings from bank and other third parties	$23,972	$24,070

As of March 31, 2024 and December 31, 2023, the long-term borrowings of $24.0 million and $24.1 million were jointly guaranteed by the Company and its subsidiaries.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan by a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of March 31, 2024 and December 31, 2023, the balance of this long-term borrowings was $0.03 million and $0.04 million, respectively.

In January 2022, Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature on April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of December 31, 2023, the long - term borrowings were $23.7 million, including current of $1.1 million and non - current of $22.7 million. As of March 31, 2024, the long-term borrowings were $22.9 million, including current of $0.9 million and non-current of $22.0 million.

As of March 31, 2024, future minimum payments required under the lease loan contract are:

USD
in thousands
2024 (April 1 through December 31)	$1,033
2025	1,224
2026	1,224
2027	1,224
2028	1,224
2029 and later	38,414
Total minimum lease loan payments	44,343
Less: Amount representing interest	21,492
Present value of net minimum lease loan payments	$22,851

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of March 31, 2024 and December 31, 2023, the balance of the shareholder loan was $0.1 million and $ 0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of March 31, 2024 and December 31, 2023, the balance of the shareholder loan was $0.03 million and $ 0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 1.3 million ($0.2 million). The long - term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature on November 2033. As of December 31, 2023, the long - term borrowings were $0.2 million, including current of $0.02 million and non - current of $0.2 million. As of March 31, 2024, the long - term borrowings were $0.2 million, including current of $0.02 million and non - current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature on March 2034. As of March 31, 2024, the long - term borrowings were $0.8 million, including current of $0.08 million and non – current of $0.7 million.

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

During the three months ended March 31, 2024 and 2023, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $1.1 million and $1.6 million, respectively. As of March 31, 2024 and December 31, 2023, the Company recorded $8.7 million, and $9.1 million under failed sales leaseback liabilities as non-current portion and $3.6 million and $3.6 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 6.68% and 6.67% and interest costs incurred during the three months ended March 31, 2024 and 2023 were $0.2 million and $0.4 million, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as finance lease. As of March 31, 2024 and December 31, 2023, the carrying amount is included in finance lease right-of-use assets that is being depreciated over lives of 25 years. The payable related to these contracts as of March 31, 2024 and December 31, 2023 was $2.9 million and $3.2 million, respectively.

As of March 31, 2024, future minimum payments required under the finance lease are:

USD
in thousands
2024 (April 1 through December 31)	$696
2025	1,018
2026	792
2027	776
Total minimum lease payments	3,282
Less: Amount representing interest	(429)
Present value of net minimum lease payments	$2,853
Current portion	$999
Non-current portion	$1,854

As of March 31, 2024, future minimum payments required under the failed sale-lease back are:

USD
in thousands
2024 (April 1 through December 31)	$3,435
2025	4,171
2026	2,617
2027	1,923
2028	1,296
2029 and later	374
Total minimum lease payments	13,816
Less: Amount representing interest	(1,576)
Present value of net minimum lease payments	$12,240
Current portion	$3,564
Non-current portion	$8,676

	March 31,	December 31,
	2024	2023

	in thousands
Current portion of finance lease	$999	$970
Current portion of failed sale and lease back	3,564	3,589
Total current portion of failed sale-lease back and finance lease	$4,563	$4,559

Non-current portion for finance lease	$1,854	$2,203
Non-current portion for failed sale and lease back	8,676	9,055
Total non-current portion of failed sale-lease back and finance lease	$10,530	$11,258

Total finance lease liabilities are net of total deposits of $0.8 million as of December 31, 2023. Total failed sale-lease back are net of total deposits of $0.7 million as of December 31, 2023.

Interest expense

Interest expenses incurred for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.7 million.

9. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	March 31,	December 31,
	2024	2023

	in thousands
Payables for purchase of property, plant and equipment(1)	$11,717	$13,426
Other tax payables	264	271
Deferred revenue(3)	2,997	3,177
Other (2)	3,355	4,446
Total other current liabilities	$18,333	$21,320
(1)	Payable for purchase of property, plant and equipment as of March 31, 2024 and December 31, 2023 included as payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Other as of March 31, 2024 and December 31, 2023 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of March 31, 2024 and December 31, 2023 is mainly related to Hungary project.

10. COMMON SHARES

During 2023, the Company repurchased 57,244,020 of its ordinary shares, no par value at the cost of $21.9 million. During first quarter of 2024, the Company repurchased 29,258,280 of its ordinary shares, no par value at the cost of $6.2 million. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of March 31, 2024 and December 31, 2023, the number of total issued shares of the Company was 652,155,075 shares and 651,821,742 shares, respectively.

On February 12, 2024, the Company announced that it approved an accelerated stock repurchase program (“ASR”) of up to $10 million.

11. SHARE BASED COMPENSATION

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

Options to Employees

During the three months ended March 31, 2024 and year ended December 31, 2023, no options were granted to employees.

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

A summary of the option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Prices	Term (in years)	Value
Outstanding on December 31, 2023	13,360,000	$0.39	2.61	$624,234
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(600,010)	0.39	—	$2,200
Outstanding on March 31, 2024	12,759,990	0.39	2.28	$215,000
Expected to vest at March 31, 2024	1,653,390	0.43	4.07	—
Exercisable at March 31, 2024	11,106,600	0.38	2.01	$215,000

As of March 31, 2024, there was 12,759,990 outstanding options with weighted average contractual period of 2.28 years under the Plan.

Share-based compensation costs of $0.03 million and $0.4 million have been charged against income during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $0.3 million in total unrecognized share-based compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 1.1 years.

During the three months ended March 31, 2024, the 333,333 ordinary shares of restricted share units were exercised.  As of March 31, 2024, 666,667 ordinary shares of restricted share units were outstanding.

12. EMPLOYEE BENEFITS

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

13. EARNINGS/ (LOSS) PER ADS

Basic and diluted earnings per ADS have been calculated as follows:

	Three months ended March 31,
	2024	2023

	in thousands, except number of shares and per share amounts
Numerator:
Net loss	$(5,488)	$(615)
Less: Net income/(loss) attributed to noncontrolling interests	437	(421)
Total net loss attributed to Emeren Group Ltd	$(5,925)	$(194)

Numerator for diluted loss per ADS	$(5,925)	$(194)

Denominator:
Denominator for basic loss per ADS - weighted average number of ADS outstanding*	53,553,650	57,409,673
Dilutive effects of share options*	—	—
Denominator for diluted calculation - weighted average number of ADS outstanding*	53,553,650	57,409,673

Basic loss per ADS	$(0.11)	$(0.00)
Diluted loss per ADS	$(0.11)	$(0.00)
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of March 31, 2024 and December 31, 2023, there is 10,063,147 ordinary shares and 10,396,480 ordinary shares, respectively, legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of earnings (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income/(loss). For the three months ended March 31, 2024 and 2023, the Company excluded ordinary share equivalents of 1,323,530 and 4,220,557, respectively, from the computation of diluted net earnings/(loss) per share because including them would have been anti-dilutive.

14. NON-CONTROLLING INTEREST

During the three months ended March 31, 2024 and 2023, the Company has comprehensive loss attributed to non-controlling interest for $0.2 million and $0.4 million, respectively, of which, the majority resulted from two consolidated entities, RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. The Company calculated the non-controlling interest for 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

15. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of March 31, 2024 and December 31, 2023, related party balances with ReneSola Singapore Pte., Ltd and its subsidiaries and with other related parties were as follows:

	March 31,	December 31,
	2024	2023

	in thousands
Due from other related party (1)	$—	$30
Due from Related Party balances, net	$—	$30

Due to other related party (1)	$5,851	$4,997
Due to related party balances, net	$5,851	$4,997

(b) Related party transactions

During the three months ended March 31, 2024 and 2023, related party transactions with ReneSola Singapore Pte., Ltd and its subsidiaries and other related parties were as follows:

	Three months ended March 31,
	2024	2023

	in thousands
Payable to related party services (4)	$1,471	$—
Payment for service (3)	506	—
Bond issued to (2)	—	663
Interest expense (2)	10	7
(1)

The balances due to other related party were convertible bond issued to Eiffel Investment Group for solar power development purpose and included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(2)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of the Company. The conversion price is determined as per evaluation equal to 70% of the purchase price of the Shares. The Company accounts for convertible bond as a single debt instrument at amortized cost. In March 2023, a subsidiary of the Company withdrew $0.7 million (EUR 0.6 million) from Eiffel Investment Group, respectively. As of December 31, 2023, the outstanding convertible bond was $2.3 million (EUR 2.1 million). During the three months ended March 31, 2024 and 2023, interest expense due to convertible bond was $0.01 million and $0.007 million, respectively.

(3)	Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling historical payable balance.
(4)	Transactions during the three months ended March 31, 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects.

16. COMMITMENTS AND CONTINGENCIES

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

As this time, a certain portion of active leases within the Company portfolio are classified as operating leases under the new standard. Operating leases are included in operating lease, Right of Use (“ROU”) assets, operating lease liabilities, current, and operating lease liabilities , non-current in the condensed consolidated balance sheets. The ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payment arising from the lease for the duration of the lease term.

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

The components of lease expenses consisted of the following:

		Three months ended March 31,
Lease cost	Classification	2024	2023

		in thousands
Operating lease cost	Operating expenses: General and administrative	$498	$486
Short-term lease cost	Operating expenses: General and administrative	—	11
Net lease cost		$498	$497

Lease Term and Discount Rate	March 31, 2024		December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	23.4	years	23.5	years
Weighted-average discount rate (%)
Operating leases	6.07%		6.07%

	Three months ended March 31,
Other information	2024	2023

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$454	$505
Cash paid for short-term leases	$—	$11

As of March 31, 2024, future minimum payments required under the operating lease are:

USD
in thousands
2024 (April 1 through December 31)	$1,021
2025	1,681
2026	1,842
2027	1,988
2028	1,392
2029 and later	31,459
Total minimum lease payments	39,383
Less: Amount representing interest	(18,801)
Present value of net minimum lease payments	$20,582

Capital commitments

As of March 31, 2024 and December 31, 2023, the Company had capital commitments of approximately $3.8 million and $7.9 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Company.

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

17. SEGMENT REPORTING

The Company separated the solar power project segment into four reportable segments, including solar power project development, EPC services, electricity generation and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in other.

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

The following table summarizes the Company’s revenues generated from each segment:

	Three months ended March 31, 2024
	in thousands
	Electricity	EPC
	generation	services	DSA	Others	Total
Net revenue	$5,384	$4,137	$5,062	$17	$14,600
Gross profit	$2,501	$409	$1,395	$17	$4,322

	Three months ended March 31, 2023
	in thousands
	Electricity	EPC
	generation	services	DSA	Others	Total
Net revenue	$4,882	$7,895	$—	$99	$12,876
Gross profit/(loss)	$1,550	$(6)	$—	$49	$1,593

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months March 31,
	2024	2023

	in thousands
China	$2,881	$3,230
United States	407	203
UK	2,097	1,286
France	1	—
Poland	2,460	7,908
Italy	5,062	—
Hungary	1,692	249
Total	$14,600	$12,876

18. SUBSEQUENT EVENTS

In April 2024, the Company repurchased an aggregate of 4,729,870 common shares at the cost of $1.0 million.

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 1, 2024 (“Annual Report on Form 10-K”), and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward- looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K. Please also see the section herein titled “Forward-Looking Statements.”

Overview

In the first quarter of 2024, we generated $14.6 million in revenue. Gross profit increased to $4.3 million, with gross margin reaching 29.6%. Operating loss was approximately $1.2 million. This growth in revenue was primarily driven by our expanding Development Service Agreement (DSA) business in Solar and Battery Energy Storage Systems (BESS) across Europe and the U.S.

We believe that our efforts to improve operating efficiency across all regions is paying off. We maintained our operating discipline by keeping cost control measures in place. However, that progress was offset by a $0.7 million write-off of cancelled U.S. projects in Maine and an unrealized foreign exchange loss of approximately $3.3 million, which constituted the bulk of our net loss.

An overview of each of our business lines is discussed below:

DSA and BESS

Our DSA projects have established a stable and predictable business model, enabling revenue recognition at the earliest stages of project development. This approach is instrumental to managing risks and maximizing cash flow across the project lifecycle. By the first quarter of 2024, DSA revenue accounted for 34.7% of our total revenue, largely driven by DSA contracts in Italy. Looking ahead, we intend to expand our DSA partnerships globally.

Simultaneously, we are making notable progress in our BESS projects, particularly in Italy. We recently finalized a DSA agreement for BESS projects in Southern Italy with Nuveen Infrastructure, formerly known as Glennmont Partners, one of the world’s largest fund managers specializing in clean energy, aiming for a total power capacity of 199 MW (up to 1.59GWh). In April 2024, we secured an additional agreement with Nuveen for 155 MW (up to 1.24GWh) of battery storage projects, bringing the total power capacity to 354 MWp (up to 2.83GWh).

Independent Power Producer (IPP)

In the first quarter of 2024, our IPP assets demonstrated strong growth and profitability, contributing approximately 36.9% of our revenue with a gross margin of 46.5%. IPP continues to be a pivotal component of our business model, providing a dependable source of stable and predictable cash flows. Our IPP revenue is balanced between Europe and China, with a modest presence in the U.S. In Europe, we have 67 MW of IPP assets that generate recurring revenue. We have IPP assets in China, located in the five coastal provinces with favorable power prices, strong economies, and robust regulatory environments. We are now fortifying those assets by adding battery storage to the portfolio. As of the end of the first quarter of 2024, our battery storage portfolio comprised 19 MWh, all integrated into the Virtual Power Plant (“VPP”) platform owned and operated by Huaneng Power International, one of the largest IPP operators in China.

Looking Forward

Looking forward to 2024 and beyond, we believe that we are well positioned in many of the world’s fastest growing solar markets, which are benefiting from increasing demand for clean energy, supportive government policies, and advancing technology trends. We will focus on progressing our early-stage projects to advanced stages, while securing multiple DSA partners in Europe and the U.S. Additionally, we have refined our strategies for monetizing early-stage projects.

The solar industry continues to experience strong tailwinds, driven by the global commitment to renewable energy and sustainability. Governments and corporations worldwide are setting ambitious targets for reducing carbon emissions, which in turn, are boosting demand for solar energy solutions. This global shift towards cleaner, more sustainable energy sources firmly positions solar as a key element of the energy mix of tomorrow.

One of the most exciting developments in the renewable energy sector is the booming demand for solar power to support artificial intelligence (AI) operations and blockchain operations. As AI technologies become increasingly integrated into our daily lives and business operations, the energy required to power these advanced systems is substantial. Solar energy, with its scalability and decreasing cost profile, is becoming a preferred source of power for these high-tech applications, further driving demand in the sector.

In conclusion, the future of solar energy is extremely promising, and we believe we are strategically positioned to capitalize on the accelerating adoption of solar technology across the globe. With our exceptional expertise in developing and operating solar projects, an extensive network of industry partnerships, and a strong financial position, we are making great strides towards our goal of becoming a leading global solar company. We are thrilled about the bright future of solar energy and are proud to be at the forefront of this incredible transformation towards a more sustainable world.

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region (as of March 31, 2024):

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,495	5,454	6,949
U.S.	1,032	920	1,952
China	85	—	85
Total	2,612	6,374	8,986

Project pipeline by country (as of March 31, 2024):

	Advanced	Early	Total
Country	Stage	Stage	(MW)
Poland	440	65	505
Hungary	35	—	35
U.K.	110	—	110
Spain	215	4,415	4,630
Germany	125	360	485
France	99	90	189
Italy	471	524	995
U.S.	1,032	920	1,952
China	85	—	85
Total	2,612	6,374	8,986

Advanced-Stage and Early-Stage Solar Storage Project Pipeline

Project pipeline by region (as of March 31, 2024):

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	2,460	4,913	7,373
U.S.	596	—	596
China	50	—	50
Total	3,106	4,913	8,019

Project pipeline by country (as of March 31, 2024):

	Advanced	Early	Total
Country	Stage	Stage	(MW) (1)
Poland	912	630	1,542
U.K.	170	175	345
Spain	36	2,381	2,417
France	14	—	14
Italy	1,328	1,727	3,055
U.S.	596	—	596
China	50	—	50
Total	3,106	4,913	8,019

1.	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.

Growing IPP Asset Portfolio in Attractive PPA Regions

As of March 31,2024, we owned and operated IPP assets comprising 255 MW of solar PV projects and 19 MWh of storage.

	PV Capacity	Storage
Operating Assets*	(MW)	(MWh)
China DG	164	19
Europe	67	—
U.S.	24	—
Total	255	19

*Some of these assets could be sold as project assets in the next 6 to 12 months.

Our battery storage IPP portfolio of 19 MWh are all integrated into the Virtual Power Plant (“VPP”) platform owned and operated by Huaneng Power International in Zhejiang Province, China.

Net Revenue

We are a solar/storage project developer and operator, with our revenues mainly generated from our solar/storage power projects. Set forth below is the breakdown of our net revenue by segment in absolute amount.

The Company has the following reportable segments, including solar/storage power project development, EPC services, electricity generation and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in other.

	Three months ended March 31, 2024
	in thousands
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Other	Total
Net revenue	$—	$5,384	$4,137	$5,062	$17	$14,600
Gross profit	$—	$2,501	$409	$1,395	$17	$4,322

	Three months ended March 31, 2023
	in thousands
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Other	Total
Net revenue	$—	$4,882	$7,895	$—	$99	12,876
Gross profit/(loss)	$—	$1,550	$(6)	$—	$49	1,593

(a)The weighted-average capacity factors can vary based on seasonality and weather.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a pipeline of projects around the world.

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended March 31,
	2024	2023

	in thousands
China	$2,881	$3,230
United States	407	203
UK	2,097	1,286
France	1	—
Poland	2,460	7,908
Italy	5,062	—
Hungary	1,692	249
Total	$14,600	$12,876

We expect the revenue from solar/storage power project continue to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar/storage power projects;
B.	acquisition costs of solar/storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar/storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	interest costs capitalized for solar/storage power projects during construction period; and
F.	site-specific costs

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

Our gross margin increased to 29.6% in the three months ended March 31, 2024 from 12.4% in the three months ended March 31, 2023 primarily due to the decrease in unfavorable margin within EPC services that we provided and increase in favorable revenue within DSA.

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

Other Operating Income and Expenses

Other operating income (expenses) primarily consist of cancellation loss of project assets, disposal gain (loss) of property, plant and equipment and non-FIT payments.

Other Income and Expenses

Our other income and expenses consist primarily of interest income, interest expenses, foreign currency exchange gains or losses and investment gain.

Our interest income represents interest on our cash balances and the recognition of the discounted interest income on the feed-in tariff(s) (FIT) for the electricity sold. Our interest expenses relate primarily to our short-term and long-term borrowings from banks and other financing parties.

Our foreign currency exchange gain or loss results from our net exchange gains and losses on our monetary assets and liabilities denominated in foreign currencies during the relevant period. Our functional currency is the U.S. dollar. The functional currency for our subsidiaries in the PRC is Reminbi (“CNY”). The functional currency of our overseas subsidiaries normally is the local currency of the country where the subsidiary is domiciled. Foreign currency transactions have been translated into the functional currency at the exchange rate prevailing on the date of the transaction. Foreign currency denominated monetary assets and liabilities are translated into our functional currency at exchange rates prevailing on the balance sheet date. Our reporting currency is the U.S. dollar. Assets and liabilities have been translated using exchange rates prevailing on the balance sheet date. Income statement items have been translated using the weighted average exchange rate and equity is translated at historical exchange rates, except for the change in retained earnings during the period which is the result of the income or loss.

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

Segment Operations

We currently separate our business into four reportable segments, including solar/storage power project development, electricity generation, EPC services and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in other.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates.

There were no significant changes in the Company’s significant accounting policies during the first three months of 2024 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on August 1, 2024.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our unaudited statements of operations data for the three months ended March 31, 2024 and 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended March 31,
	2024	2023
Net revenues:
Electricity generation	$5,384	$4,882
EPC services	4,137	7,895
DSA	5,062	—
Others	17	99
Total net revenues	14,600	12,876
Cost of revenues	(10,278)	(11,283)
Gross profit	4,322	1,593

Operating expenses:
Sales and marketing	(61)	(92)
General and administrative	(4,622)	(4,396)
Other operating expenses, net	(852)	(108)
Total operating expenses	(5,535)	(4,596)

Loss from operations	(1,213)	(3,003)

Other (expenses) / income:
Interest income	520	588
Interest expense	(385)	(721)
Investment gain	—	77
Foreign exchange gains (losses)	(3,253)	2,708
Total other (expense) income, net	(3,118)	2,652

Loss before income tax	(4,331)	(351)
Income tax expense	(1,157)	(264)

Net loss	(5,488)	(615)
Less: Net income (loss) attributed to non-controlling interests	437	(421)
Net loss attributed to Emeren Group Ltd	$(5,925)	$(194)

Loss attributed to Emeren Group Ltd per ADS*
Basic	$(0.11)	$(0.00)
Diluted	$(0.11)	$(0.00)

Weighted average number of ADS* used in computing loss per ADS*
Basic	53,553,650	57,409,673
Diluted	53,553,650	57,409,673

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Revenue. Our net revenue increased from $12.9 million in the three months ended March 31, 2023 to $14.6 million in the three months ended March 31, 2024 primarily due to (i) revenue from electricity generation increasing by $0.5 million; (ii) revenue from EPC services decreasing by $3.8 million and (iii) revenue from DSA increasing by $5.1 million, due to the timing of project completion.

Cost of Revenue. Our cost of revenue decreased from $11.3 million in the three months ended March 31, 2023 to $10.3 million in the three months ended March 31, 2024. Our cost of revenue associated with solar power project primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and others indirect cost related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in EPC services we provided in the three months ended March 31, 2024.

Gross Profit. Gross profit for the three months ended March 31, 2024 was $4.3 million, compared to a gross profit of $1.6 million in the three months ended March 31, 2023. The increase percentage in gross margin was caused by the favorable margin within the DSA revenue partially offset by decrease in unfavorable margin from EPC services we provided during the three months ended March 31, 2024.

Sales and Marketing Expenses. Sales and marketing expenses was $0.1 million in the three months ended March 31, 2023 and $0.1 million in the three months ended March 31, 2024.

General and Administrative Expenses. General and administrative expenses increased from $4.4 million in the three months ended March 31, 2023 to $4.6 million in the three months ended March 31, 2024. The increase was mainly from payroll, credit loss and consulting expenses offset by decrease in stock base compensation and other management expense and overall decrease in all other expense accounts.

Other Operating Expenses. Other operating expense increased from $0.1 million in the three months ended March 31, 2023 to $0.9 million in the three months ended March 31, 2024. Our other operating income/expenses consisted primarily of cancellation loss of project assets, loss on disposal of property, plant and equipment and non-FIT payments.

Interest Income and Expenses. Our interest income decreased from $0.6 million in the three months ended March 31, 2023 to $0.5 million in the three months ended March 31, 2024, primarily due to the decrease in interest income received from cash deposits. Our interest expenses decreased from $0.7 million in the three months ended March 31, 2023 to $0.4 million in the three months ended March 31, 2024, primarily due to the decrease in average outstanding principal of finance lease and failed sales leaseback in the three months ended March 31, 2024.

Foreign Exchange (Losses)/Gains. Foreign exchange gain was $2.7 million in the three months ended March 31, 2023 and foreign exchange loss was $3.3 million in the three months ended March 31, 2024, primarily due to the strengthening of USD against EUR in the three months ended March 31, 2024.

Income Tax Expense. Income tax expense increased from $0.3 million in the three months ended March 31, 2023 to $1.2 million in the three months ended March 31, 2024. The income tax expense in the three months ended March 31, 2024 mainly resulted from the taxable income from UK, Italy and Hungary.

Net loss. We had a net loss of $5.5 million in the three months ended March 31, 2024, compared to net loss of $0.6 million in the three months ended March 31, 2023, primarily as a result of the foreign exchange loss during the first quarter of 2024.

Liquidity and Capital Resources

For the three months ended March 31, 2024, we had negative operating cash flow of $6.8 million, and loss from operations of $1.2 million and we repaid borrowings, finance lease and failed sales leaseback financing totaling of $2.8 million. As of March 31, 2024, we have positive working capital of $161 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in 2024 and will be sufficient for the next 12 months from the issuance date of this quarterly report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of our company.

As of March 31, 2024, significant components of our working capital were as follows:

●	Our total current assets were $218.9 million, including cash and cash equivalents of $55.1 million.
●	We had current project assets of $53.9 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

Cash generated from operations, external financing, and related party credit are our primary sources of operating liquidity, and we believe that cash flows from operations combined with our existing cash and cash equivalents, and facilities currently available, and those expected to be renewed will be sufficient to satisfy our obligations when they become due.

Borrowings

Short-term borrowings

As of March 31, 2024, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term Borrowings and Other Liabilities

In January 2021, our UK subsidiary obtained a long-term loan by a lender in the UK totaling $0.06 million. The long-term loan has a maturity date of July 2026 with an interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of March 31, 2024, the balance of this long-term borrowing was $0.03 million.

In January 2022, our Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, we took over the loan. As of March 31, 2024, the long-term borrowings were $23 million including current of $1 million and non-current of $22 million.

In September 2022, our RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature on December 2025. As of March 31, 2024, the shareholder loan balance was $0.1 million.

In February 2023, our Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature on December 2025. As of March 31, 2024, the balance of the shareholder loan was $0.03 million.

In November 2023, China subsidiary obtained a long-term loan by a bank in the RMB totally RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of March 31, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature on March 2034. As of March 31, 2024, the long - term borrowings were $0.8 million, including current of $0.08 million and non – current of $0.7 million.

Contractual Obligations

For more information on our contractual obligations, commitments and contingencies, see Notes 8 and 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Cash Flows For The Three Months Ended March 31, 2024 and 2023

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,788)	$(23,728)
Net cash used in investing activities	(2,607)	(1,866)
Net cash used in financing activities	(8,187)	(16,150)
Net decrease in cash, cash equivalents and restricted cash	(15,101)	(40,551)

Cash Flows from Operating Activities

Decrease in net cash used in operating activities by $16.9 million was mainly attributable to the favorable turnover of trade and unbilled receivables during the three months ended March 31, 2024, compared to three months ended March 31, 2023, contributing an increase by $15.8 million.

Cash Flows from Investing Activities

Increase in net cash used in investing activities by $0.7 million was mainly attributable to the increase in the purchases of property, plant and equipment by $0.9 million.

Cash Flows from Financing Activities

Decrease in net cash used in financing activities by $8.0 million was mainly attributable to the decrease in repurchase of shares by $7.0 million and repayment of finance lease obligations by $1.4 million.

Off Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which it has any obligation arising under a guaranteed contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

Currently, the Company does not engage in off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our Disclosure Controls were not effective due to a material weakness in our internal control over financial reporting as disclosed below.

Material Weaknesses in Internal Control Over Financial Reporting

During the preparation of our Annual Report on Form 10-K, we have identified three material weaknesses in our internal control over financial reporting as of December 31, 2023 relating to (i) the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations; (ii) certain instances where some historical accounting supporting documents were not readily available and (iii) that the Company improperly offset refundable deposits on leases against lease liabilities in the consolidated financial statements presentation related to Accounting Standards Codification 842, Leases (“ASC 842”), in which refundable deposits on leases should be reflected as an asset on the consolidated balance sheet. We concluded that the failure to timely identify such accounting errors constituted material weaknesses as defined in the SEC regulations. As of March 31, 2024, we have addressed and remediated items (ii) and (iii) above; however, we have not remediated item (i) above as of March 31, 2024. In light of the continued material weakness related to the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

Plan to Remediate Material Weaknesses in Internal Control Over Financial Reporting

To respond to the material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that satisfies our reporting obligations.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, we have implemented controls whereby proper historical accounting supporting documents were ensured to be readily available and whereby refundable deposits on leases are reviewed quarterly to reflect proper classification in the consolidated financial statements.

Other than the remediation efforts and changes in internal control over financial reporting described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 16 - Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Registered Equity Securities

The following table sets forth purchases of our ordinary shares by us during the three months ended March 31, 2024:

				(d) Maximum Number (or
		(b) Average	(c) Total Number of Shares	Approximate Dollar Value) of
	(a) Total Number of	Price Paid per	(or Units) Purchased as Part	Shares (or Units) that May Yet Be
	Shares (or Units)	Share (or	of Publicly Announced	Purchased Under the Plans or
Period	Purchased	Units)	Plans or Programs (1)	Programs (in thousands)
January 1 - January 31, 2024	2,811,830	$0.23	93,527,600	$7,425
February 1- February 29, 2024	10,095,050	0.21	103,622,650	5,334
March 1 - March 31, 2024	16,351,400	0.21	119,974,050	1,884
Total	29,258,280
(1)

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire. In February, 2024, we announced that our Board of Directors approved an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the company’s future growth. During the three months ended March 31, 2024, we repurchased  29,258,280 no par value shares at the cost of $6.2 million. As of March 31, 2024, we have $1.9 million left under our repurchase plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.**	Interactive Data Files
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emeren Group Ltd

Date: August 19, 2024	By:	/s/ Yumin Liu
Yumin Liu
Chief Executive Officer

Date: August 19, 2024	By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer