Form 10-Q
period 2024-06-30
Emeren Group Ltd
filed 2024-08-19
CIK 1417892

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	2	$50,830	$70,174
Accounts receivable trade, net	3	23,164	27,123
Accounts receivable unbilled, net	3	45,789	59,598
Advances to suppliers	2	2,971	4,283
Value added tax receivable		7,291	7,103
Project assets, current	5	70,392	39,914
Prepaid expenses and other current assets, net	4	17,422	18,255
Total current assets		217,859	226,450

Property, plant and equipment, net	6	159,469	163,114
Project assets, non-current	5	36,065	36,610
Operating lease, right-of-use assets	16	20,969	21,057
Finance lease, right-of-use assets	8	4,715	14,192
Other non-current assets	3	18,674	16,928
Total assets		$457,751	$478,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$15,183	$16,203
Advances from customers	2	6,171	5,375
Amounts due to related parties	15	2,443	4,967
Long-term borrowings, current	8	1,245	1,385
Income tax payable	7	4,317	2,102
Salaries payable		745	718
Operating lease liabilities, current	16	643	363
Failed sales-leaseback and finance lease liabilities, current	8	5,125	4,559
Other current liabilities	9	15,174	21,320
Total current liabilities		51,046	56,992

Long-term borrowings, non-current	8	22,863	22,685
Operating lease liabilities, non-current	16	20,358	20,575
Failed sales-leaseback and finance lease liabilities, non-current	8	12,460	11,258
Deferred tax liabilities	7	3,503	3,532
Total liabilities		110,230	115,042

Commitments and contingencies

Shareholders’ equity
Common shares (1,000,000,000 shares and 1,000,000,000 shares; no par value, authorized at June 30, 2024 and December 31, 2023; 652,155,075 shares issued and 512,549,555 shares outstanding at June 30, 2024; 651,821,742 shares issued and 546,204,372 shares outstanding at December 31, 2023)	10	806,714	806,714
Additional paid-in capital		14,860	14,728
Treasury stock, at cost (124,703,920 and 90,715,770 shares as of June 30, 2024 and December 31, 2023, respectively)	10	(49,146)	(41,938)
Accumulated deficit		(446,096)	(440,563)
Accumulated other comprehensive loss		(16,612)	(13,629)

Emeren Group Ltd shareholders’ equity		309,720	325,312
Noncontrolling interest		37,801	37,997
Total shareholders’ equity		347,521	363,309

Total liabilities and shareholders’ equity		$457,751	$478,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Solar power project development	$5,884	$14,216	$5,884	$14,216
Electricity generation	8,690	9,819	14,074	14,701
EPC services	12,365	8,585	16,502	16,480
DSA	3,099	656	8,161	656
Others	19	570	36	669
Total net revenues	30,057	33,846	44,657	46,722
Cost of revenues	(20,675)	(21,184)	(30,953)	(32,467)
Gross profit	9,382	12,662	13,704	14,255

Operating expenses:
Sales and marketing	(57)	(127)	(116)	(219)
General and administrative	(5,354)	(5,329)	(9,976)	(9,725)
Other operating expenses, net	(1,012)	(2,160)	(1,869)	(2,268)
Total operating expenses	(6,423)	(7,616)	(11,961)	(12,212)

Income from operations	2,959	5,046	1,743	2,043

Other (expenses) income:
Interest income	485	568	1,005	1,156
Interest expense	(518)	(193)	(902)	(914)
Investment gain	—	105	—	182
Foreign exchange (losses) gains	(838)	2,119	(4,090)	4,827
Total other (expense) income, net	(871)	2,599	(3,987)	5,251

Income (loss) before income tax	2,088	7,645	(2,244)	7,294
Income tax (expense) benefit	(1,342)	37	(2,498)	(227)

Net income (loss)	746	7,682	(4,742)	7,067
Less: Net income (loss) attributed to non-controlling interests	354	(666)	791	(1,087)
Net income (loss) attributed to Emeren Group Ltd	$392	$8,348	$(5,533)	$8,154

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.01	$0.15	$(0.11)	$0.14
Diluted	$0.01	$0.14	$(0.11)	$0.14
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,283,524	57,234,013	52,402,518	57,304,704
Diluted	51,374,185	57,600,701	52,402,518	57,698,310
*	Each American depositary shares (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$746	$7,682	$(4,742)	$7,067
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,021)	(4,602)	(3,976)	(3,262)
Other comprehensive loss	(1,021)	(4,602)	(3,976)	(3,262)
Comprehensive (loss) income	(275)	3,080	(8,718)	3,805
Less: Comprehensive income (loss) attributed to non-controlling interests	42	(2,701)	(202)	(3,132)
Comprehensive (loss) income attributed to Emeren Group Ltd	$(317)	$5,781	$(8,516)	$6,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Noncontrolling
	Shares Issued	Amount	Shares Issued	Amount	capital	deficit	income/(loss)	Emeren Group Ltd	interest	Total Equity
Balance at December 31, 2022	651,121,762	$806,283	(33,471,750)	$(20,000)	$13,500	$(437,377)	$(15,113)	$347,293	$41,351	$388,644
Net loss	—	—	—	—	—	(194)	—	(194)	(421)	(615)
Stock repurchase	—	—	(30,000,000)	(13,200)	—	—	—	(13,200)	—	(13,200)
Share-based compensation	—	—	—	—	441	—	—	441	—	441
Initial non-controlling interest of the minority shareholders	—	—	—	—	—	—	—	—	27	27
Other comprehensive income/(loss), net of tax	—	—	—	—	—	—	1,350	1,350	(10)	1,340
Balance at March 31, 2023	651,121,762	806,283	(63,471,750)	(33,200)	13,941	(437,571)	(13,763)	335,690	40,947	376,637
Net income (loss)	—	—	—	—	—	8,348	—	8,348	(666)	7,682
Stock repurchase	—	—	(3,746,580)	(1,423)	—	—	—	(1,423)	—	(1,423)
Share exercised by employee	366,650	293	—	—	(232)	—	—	61	—	61
Share-based compensation	—	—	—	—	407	—	—	407	—	407
Initial non-controlling interest of the minority shareholders	—	—	—	—	—	—	—	—	1	1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,567)	(2,567)	(2,035)	(4,602)
Balance at June 30, 2023	651,488,412	$806,576	(67,218,330)	$(34,623)	$14,116	$(429,223)	$(16,330)	$340,516	$38,247	$378,763

Balance at December 31, 2023	651,821,742	$806,714	(90,715,770)	$(41,938)	$14,728	$(440,563)	$(13,629)	$325,312	$37,997	$363,309
Net income (loss)	—	—	—	—	—	(5,925)	—	(5,925)	437	(5,488)
Stock repurchase	—	—	(29,258,280)	(6,178)	—	—	—	(6,178)	—	(6,178)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Issuance of common stock from release of restricted share units	333,333	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,274)	(2,274)	(681)	(2,955)
Balance at March 31, 2024	652,155,075	806,714	(119,974,050)	(48,116)	14,757	(446,488)	(15,903)	310,964	37,753	348,717
Net income	—	—	—	—	—	392	—	392	354	746
Stock repurchase	—	—	(4,729,870)	(1,030)	—	—	—	(1,030)	—	(1,030)
Share-based compensation	—	—	—	—	103	—	—	103	6	109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(709)	(709)	(312)	(1,021)
Balance at June 30, 2024	652,155,075	$806,714	(124,703,920)	$(49,146)	$14,860	$(446,096)	$(16,612)	$309,720	$37,801	$347,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$(4,742)	$7,067
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation	3,220	3,594
Allowances for credit losses	936	176
Loss on cancellation of project assets	2,044	143
Share-based compensation	132	848
Deferred tax provision	54	(1,010)
Loss on disposal of property, plant and equipment	—	2,156
Investment gains from U.S. treasury note	—	(182)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	13,183	(16,737)
Advances to suppliers	1,064	235
Value added tax recoverable	(395)	(1,775)
Prepaid expenses and other current assets	(1,439)	(11,120)
Project assets	(20,318)	(16,011)
Other non-current assets	(2,101)	(9)
Accounts payable	515	(1,607)
Advances from customers	967	882
Amounts due to related parties	(2,692)	—
Other current liabilities	(1,717)	6,330
Income tax payable	2,242	785
Salaries payable	47	154
Net cash used in operating activities	(9,000)	(26,081)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Investing activities:
Purchase of property, plant and equipment	$(6,730)	$(4,138)
Proceeds from disposal of property, plant and equipment	277	—
Proceeds from disposal of non-financial assets in subsidiary	—	2,275
Interest from U.S. treasury note	—	113
Net cash used in investing activities	(6,453)	(1,750)
Financing activities:
Proceeds from banks and other third-party borrowings	776	—
Repayment of banks and other third-party borrowings	(1,003)	(1,932)
Proceeds from option exercise	—	38
Repurchase of shares	(7,208)	(14,623)
Borrowings from related parties	239	664
Proceeds from failed sale-lease back	3,658	7,526
Repayment of finance lease obligations	(939)	(3,303)
Repayment of failed sale-lease back financing	(2,227)	(3,360)
Net cash used in financing activities	(6,704)	(14,990)
Effect of exchange rate changes	2,813	(4,011)
Net decrease in cash and cash equivalents and restricted cash	(19,344)	(46,832)
Cash and cash equivalents and restricted cash, beginning of period	70,174	107,288
Cash and cash equivalents and restricted cash, end of period	$50,830	$60,456

Supplemental schedule of non-cash operating activities
Transfer from property, plant and equipment, net to project assets, current	$(9,863)	$—

Supplemental schedule of non-cash investing and financing activities:
Payables for purchase of property, plant and equipment	$(11,157)	$(13,542)
Payable for finance leases	$(2,698)	$(4,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Emeren Group Ltd, rebranded from ReneSola Ltd. in January 2023, was incorporated in the British Virgin Islands on March 17, 2006. On January 29, 2008, Emeren Group Ltd and its subsidiaries (collectively, the “Company”) became listed on the New York Stock Exchange (“NYSE”) in the United States. The Company is a solar project developer and operator, a solar downstream player. The Company develops and sells solar power projects or sells project Special Purpose Vehicles (“SPVs”) (project development business); provides engineering, procurement and construction business (“EPC business”); owns and operates solar power projects and sells the electricity generated by the operated solar power plants (“IPP business”); and provides Development Services Agreement (“DSA”). The Company conducts the IPP business, EPC business, DSA business and project development business in a number of countries, including United States, Poland, Hungary, Spain, France, United Kingdom (“UK”), Germany, Italy and China.

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 include cash and cash equivalents, accounts receivable, accounts payable and salaries payable.

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

Cash and cash equivalents

The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of June 30, 2024 and December 31, 2023, the Company had cash in excess of FDIC insured amount. The Company has not experienced any losses in such accounts.

Advances to suppliers

As of June 30, 2024 and December 31, 2023, advances to suppliers in current assets were $3.0 million and $4.3 million, respectively. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

Leases

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries are asked to prepay the lease costs for over one year. As of June 30, 2024 and December 31, 2023, the prepaid rental fees of $1.0 million and $1.0 million, respectively, were recorded in operating lease right-of-use assets.

Revenue recognition

The Company primarily derives its revenues from the following revenue streams:

●	Solar power project development – This comprise of sale of project assets constructed by a third-party EPC contractor, sale of project assets constructed by the Company’s own EPC team, sale of project asset rights.
●	EPC Services – Certain of the EPC contracts for photovoltaic (PV) solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of June 30, 2024 and December 31, 2023, the unbilled balance of accounts receivable from EPC services included in accounts receivable unbilled, net were $42.0 million and $51.9 million, respectively.
●	Electricity generation – See Note 3. ACCOUNTS RECEIVABLE TRADE, NET for further details.
●	DSA and others – DSA revenue is recognize over time based on the percentage of completion by using the cost-based input method upon the performance of relevant project development activities.

Contract liability

Advances from customers, which represent contract liabilities, are unrecognized revenue received from customers. Advances from customers are recognized as the Company performs under the contract. During the six months ended June 30, 2024 and 2023, the Company recognized nil and $0.04 million as revenue that was included in the balances of advances from customers as of January 1, 2024 and 2023, respectively.

Disaggregation of revenue

Revenue from sales of project right is recognized at a point in time whereas other revenues are recognized over time. The following tables summarizes the Company’s revenues by recognition points:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
Solar power project development	$5,884	$14,216	$5,884	$14,216
Revenue recognized at a point in time	5,884	14,216	5,884	14,216
EPC services	12,365	8,585	16,502	16,480
Electricity generation	8,690	9,819	14,074	14,701
DSA	3,099	656	8,161	656
Others	19	570	36	669
Revenue recognized over time	24,173	19,630	38,773	32,506
Total	$30,057	$33,846	$44,657	$46,722

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

			in thousands
China	$6,244	$4,080	$9,124	$7,310
United States	394	254	801	457
UK	4,037	5,274	6,134	6,560
Spain	815	—	815	—
France	1	6	2	6
Poland	480	18,026	2,940	25,934
Italy	3,099	1,123	8,161	1,123
Hungary	14,987	5,083	16,680	5,332
Total	$30,057	$33,846	$44,657	$46,722

See Note 17. SEGMENT REPORTING for further details.

Feed-in tariff (s) (FIT) payments

The Company collected FIT payments of $0.3 million and $0.1 million for the electricity sold to the state grid companies in the PRC for the three months ended June 30, 2024 and 2023, respectively. The Company recognized non-FIT payments of attracting foreign investment of nil and $0.1 million in other operating income and expense, net for the three months ended June 30, 2024 and 2023, respectively.

The Company collected FIT payments of $0.4 million and $1.7 million for the electricity sold to the state grid companies in the PRC for the six months ended June 30, 2024 and 2023, respectively. The Company recognized non-FIT payments of attracting foreign investment of $0.1 million and $0.1 million in other operating income and expense, net for the six months ended June 30, 2024 and 2023, respectively.

Foreign currency

The RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 84.9 million ($11.7 million) and RMB 138.1 million ($19.5 million) on June 30, 2024 and December 31, 2023, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of June 30, 2024 and December 31, 2023, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation adjustments.

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

3. ACCOUNTS RECEIVABLE TRADE, NET

	June 30,	December 31,
	2024	2023

	in thousands
Accounts receivable trade
– from EPC services	$4,047	$7,304
– from solar power project assets and DSA	10,437	15,055
– from electricity generation (1)	12,689	9,596
Total accounts receivable trade	27,173	31,955
Less: allowance for credit losses	(4,009)	(4,832)
Accounts receivable trade, net	$23,164	$27,123
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations started operation before July 2017 to be registered on the Catalog. The Company expects that a certain part of the FIT receivables will be recovered after twelve months from the reporting date, which are discounted at an effective interest rate. As of June 30, 2024 and December 31, 2023, there are $3.4 million and $3.5 million of FIT receivables classified as current, and $18.1 million and $16.4 million classified as non-current, which is included in the other non-current assets on the condensed consolidated balance sheets, respectively.

Accounts receivable trade, net and its allowance for credit losses as of December 31, 2022 amounted to $21.7 million and $2.0 million, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	June 30,	December 31,
	2024	2023

	in thousands
Accounts receivable unbilled
–from solar power project assets	$3,864	$8,088
–from EPC services	41,996	51,881
Total accounts receivable unbilled	45,860	59,969
Less: allowance for credit losses	(71)	(371)
Accounts receivable unbilled, net	$45,789	$59,598

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

	June 30,	December 31,
	2024	2023

	in thousands
At beginning of the period	$5,203	$2,749
Allowance for credit losses for the period	859	2,925
Written off	(1,982)	(471)
At end of the period	$4,080	$5,203

During the three months ended June 30, 2024 and 2023, the Company recorded credit losses of $0.7 million and $0.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded credit losses of $0.9 million and $0.2 million, respectively.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of June 30, 2024, receivables from a solar power customer amounted to $44.5 million, including billed receivable of $4.1 million and unbilled receivable of $40.4 million, which accounts for 61% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from government. As of December 31, 2023, receivables from a solar power customer amounted to $44.9 million, including billed receivable of $6.3 million and unbilled receivable of $38.6 million which accounts for 49% of the Company’s total receivables, excluding FIT receivables in the other non - current assets, which are due from government.

For the three months ended June 30, 2024 and 2023, revenue from this solar power customer accounted for 1.4% ($0.4 million) and 14.1% ($4.8 million) of the Company’s total net revenues, respectively. For the six months ended June 30, 2024 and 2023, revenue from this solar power customer accounted for 6.4% ($2.8 million) and 27.1% ($12.7 million) of the Company’s total net revenues, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2024	2023

	in thousands
Receivables from disposal of property, plant and equipment (1)	$1,399	$1,885
Deposits (2)	14,699	13,727
Others (3)	3,174	4,577
Total prepaid expenses and other current assets	19,272	20,189
Allowance for credit losses (4)	(1,850)	(1,934)
Total prepaid expenses and other current assets	$17,422	$18,255
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of Company’s solar power stations assets which were primarily for electricity generation revenue segment.
(2)	As of June 30, 2024 and December 31, 2023, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(3)	As of December 31, 2023, others mainly included $1.8 million deferred cost for Hungary projects, $0.8 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.7 million prepaid for UK project. As of June 30, 2024, others mainly included $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.8 million prepaid for UK project.
(4)	Allowance for credit losses mainly represented the portion of compensation receivable from Canadian authorities on closure of a certain project in Canada that the Company believes is not recoverable, unrecoverable collection from sold entities in China, and allowance for the Korea project’s prepayment which the Company deemed not recoverable.

5. PROJECT ASSETS

Project assets consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

	in thousands
Project assets - Development and construction cost	$105,170	$75,277
Project assets - Others	1,287	1,247
Total project assets	$106,457	$76,524

Current portion	$70,392	$39,914
Non-current portion	$36,065	$36,610

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	June 30,	December 31,
	2024	2023

	in thousands
Land	$275	$275
Plant and machinery	880	768
Motor vehicles	90	91
Office equipment	305	307
Power stations	187,566	187,518
Less: Accumulated depreciation	(31,826)	(27,125)
	157,290	161,834
Construction in progress	2,179	1,280
Property, plant and equipment, net	$159,469	$163,114

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1.4 million and $1.5 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $3.2 million and $3.6  million, respectively.

7. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The Company recorded income tax expense (benefit) of $1.3 million and ($0.04) million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded income tax expense of $2.5 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 64% and (0.5%), respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was (111%) and 3%, respectively.

We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company’s income tax provision in the six months ended June 30, 2024 and 2023, was primarily related to the foreign tax provision. The Company’s income tax provision in the three months ended June 30, 2024 and 2023, was mainly due to income taxes on earnings from its foreign tax jurisdictions.

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

As of June 30, 2024, there is no material changes on uncertain tax positions.

8. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	June 30,	December 31,
	2024	2023

	in thousands
Long-term borrowings, current	$1,245	$1,385
Long-term borrowings, non-current	22,863	22,685
Total borrowings from bank and other third parties	$24,108	$24,070

As of June 30, 2024 and December 31, 2023, the long-term borrowings of $24.1 million and $24.1 million were jointly guaranteed by the Company and its subsidiaries.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan by a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of June 30, 2024 and December 31, 2023, the balance of this long-term borrowings was $0.03 million and $0.04 million, respectively.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature on April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of December 31, 2023, the long - term borrowings were $23.7 million, including current of $1.1 million and non - current of $22.7 million. As of June 30, 2024, the long-term borrowings were $23.0 million, including current of $1.2 million and non-current of $21.8 million.

As of June 30, 2024, future minimum payments required under the lease loan contract are:

USD
in thousands
2024 (July 1 through December 31)	$1,033
2025	1,224
2026	1,224
2027	1,224
2028	1,224
2029 and later	38,424
Total minimum lease loan payments	44,353
Less: Amount representing interest	(21,348)
Present value of net minimum lease loan payments	$23,005

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of June 30, 2024 and December 31, 2023, the balance of the shareholder loan was $0.1 million and $ 0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of June 30, 2024 and December 31, 2023, the balance of the shareholder loan was $0.03 million and $0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 1.3 million ($0.2 million). The long - term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature on November 2033. As of December 31, 2023, the long - term borrowings were $0.2 million, including current of $0.02 million and non - current of $0.2 million. As of June 30, 2024, the long - term borrowings were $0.2 million, including current of $0.02 million and non - current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature on March 2034. As of June 30, 2024, the long - term borrowings were $0.8 million, including current of $0.08 million and non – current of $0.7 million.

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

During the three months ended June 30, 2024 and 2023, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $1.1 million and $1.7 million, respectively. During the six months ended June 30, 2024 and 2023, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $2.2 million and $3.4 million, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded $10.8 million and $9.1 million under failed sales leaseback liabilities as non-current portion and $4.1 million and $3.6 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 6.36% and 6.67% and interest costs incurred during the six months ended June 30, 2024 and 2023 were $0.4 million and $0.4 million, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as finance lease. As of June 30, 2024 and December 31, 2023, the carrying amount is included in finance lease right-of-use assets that is being depreciated over lives of 25 years. The payable related to these contracts as of June 30, 2024 and December 31, 2023 was $2.7 million and $3.2 million, respectively.

As of June 30, 2024, future minimum payments required under the finance lease are:

USD
in thousands
2024 (July 1 through December 31)	$518
2025	977
2026	760
2027	745
Total minimum lease payments	3,000
Less: Amount representing interest	(302)
Present value of net minimum lease payments	$2,698
Current portion	$996
Non-current portion	$1,702

As of June 30, 2024, future minimum payments required under the failed sale-lease back are:

USD
in thousands
2024 (July 1 through December 31)	$2,867
2025	4,853
2026	3,309
2027	2,620
2028	1,996
2029 and later	1,348
Total minimum lease payments	16,993
Less: Amount representing interest	(2,106)
Present value of net minimum lease payments	$14,887
Current portion	$4,129
Non-current portion	$10,758

	June 30,	December 31,
	2024	2023

	in thousands
Current portion of finance lease	$996	$970
Current portion of failed sale and lease back	4,129	3,589
Total current portion of failed sale-lease back and finance lease	$5,125	$4,559

Non-current portion for finance lease	$1,702	$2,203
Non-current portion for failed sale and lease back	10,758	9,055
Total non-current portion of failed sale-lease back and finance lease	$12,460	$11,258

Total finance lease liabilities are net of total deposits of $0.8 million as of December 31, 2023. Total failed sale-lease back are net of total deposits of $0.7 million as of December 31, 2023.

Interest expense

Interest expenses incurred for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.2 million. Interest expenses incurred for the six months ended June 30, 2024 and 2023 was $0.9 million and $0.9 million.

9. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	June 30,	December 31,
	2024	2023

	in thousands
Payables for purchase of property, plant and equipment(1)	$11,157	$13,426
Other tax payables	250	271
Deferred revenue(3)	—	3,177
Other (2)	3,767	4,446
Total other current liabilities	$15,174	$21,320
(1)	Payable for purchase of property, plant and equipment as of June 30, 2024 and December 31, 2023 included as payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Other as of June 30, 2024 and December 31, 2023 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of December 31, 2023 is mainly related to Hungary project.

10. COMMON SHARES

During 2023, the Company repurchased 57,244,020 of its ordinary shares, no par value at the cost of $21.9 million. On February 12, 2024, the Company announced that it approved an accelerated stock repurchase program (“ASR”) of up to $10 million. During first half of 2024, the Company repurchased 33,988,150 of its ordinary shares, no par value at the cost of $7.2 million. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of June 30, 2024 and December 31, 2023, the number of total issued shares of the Company was 652,155,075 shares and 651,821,742 shares, respectively.

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

Options to Employees

During the six months ended June 30, 2024 and year ended December 31, 2023, no options were granted to employees.

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

A summary of the option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Prices	Term (in years)	Value
Outstanding on December 31, 2023	13,360,000	$0.39	2.61	$624,234
Granted	—	—		—
Exercised	—	—		—
Forfeited	(600,010)	—		—
Outstanding on March 31, 2024	12,759,990	0.39	2.28	$215,000
Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Outstanding on June 30, 2024	12,759,990	0.39	2.03	—
Expected to vest at June 30, 2024	833,390	0.42	3.88	—
Exercisable at June 30, 2024	12,759,990	0.39	2.03	—

As of June 30, 2024, there was 12,759,990 outstanding options with weighted average contractual period of 2 years under the Plan.

Share-based compensation costs of $0.1 million and $0.4 million have been charged against income during the three months ended June 30, 2024 and 2023, respectively. Share-based compensation costs of $0.1 million and $0.8 million have been charged against income during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $0.3 million in total unrecognized share-based compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 1 year.

During the six months ended June 30, 2024, the 333,333 ordinary shares of restricted share units were exercised. As of June 30, 2024, 666,667 ordinary shares of restricted share units were outstanding.

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

13. EARNINGS/ (LOSS) PER ADS

Basic and diluted earnings per ADS have been calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands, except number of shares and per share amounts
Numerator:
Net income (loss)	$746	$7,682	$(4,742)	$7,067
Less: Net income (loss) attributed to noncontrolling interests	354	(666)	791	(1,087)
Total net income (loss) attributed to Emeren Group Ltd	$392	$8,348	$(5,533)	$8,154

Numerator for diluted income (loss) per ADS	$392	$8,348	$(5,533)	$8,154

Denominator:
Denominator for basic income (loss) per ADS - weighted average number of ADS outstanding*	51,283,524	57,234,013	52,402,518	57,304,704
Dilutive effects of share options*	90,661	366,688	—	393,606
Denominator for diluted calculation - weighted average number of ADS outstanding*	51,374,185	57,600,701	52,402,518	57,698,310

Basic income (loss) per ADS	$0.01	$0.15	$(0.11)	$0.14
Diluted income (loss) per ADS	$0.01	$0.14	$(0.11)	$0.14
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of June 30, 2024 and December 31, 2023, there was 10,063,147 ordinary shares and 10,396,480 ordinary shares, respectively, legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of earnings (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income (loss). For the six months ended June 30, 2024 and 2023, the Company excluded ordinary share equivalents of 1,122,900 and 4,220,557, respectively, from the computation of diluted net earnings/(loss) per share because including them would have been anti-dilutive.

14. NON-CONTROLLING INTEREST

During the three months ended June 30, 2024 and 2023, the Company has comprehensive income (loss) attributed to non-controlling interest for $0.05 million and ($2.7) million, respectively, of which, the majority resulted from two consolidated entities, RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. The Company calculated the non-controlling interest for 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

During the six months ended June 30, 2024 and 2023, the Company has comprehensive loss attributed to non-controlling interest for ($0.2) million and ($3.1) million, respectively, of which, the majority resulted from two consolidated entities, RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. The Company calculated the non-controlling interest for 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

15. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of June 30, 2024 and December 31, 2023, related party balances with ReneSola Singapore Pte., Ltd and its subsidiaries and with other related parties were as follows:

	June 30,	December 31,
	2024	2023

	in thousands
Due from other related party (1)	$—	$30
Due from Related Party balances, net	$—	$30

Due to other related party (1)	$2,443	$4,997
Due to related party balances, net	$2,443	$4,997

(b) Related party transactions

Related party transactions with ReneSola Singapore Pte., Ltd and its subsidiaries and other related parties were as follows:

	Six months ended June 30,
	2024	2023

	in thousands
Payable to related party services (4)	$1,981	$—
Payment for service (3)	4,602	—
Bond issued (2)	216	663
Interest expense (2)	22	7
(1)

The balances due to other related party were convertible bond issued to Eiffel Investment Group for solar power development purpose and included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(2)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of the Company. The conversion price is determined as per evaluation equal to 70% of the purchase price of the Shares. The Company accounts for convertible bond as a single debt instrument at amortized cost. In March 2023, a subsidiary of the Company withdrew $0.7 million (EUR 0.6 million) from Eiffel Investment Group, respectively. December 31, 2023, the outstanding convertible bond was $2.3 million (EUR 2.1 million). Bonds issued to related party for the three months ended June 30, 2024 was $0.2 million. Interest expense for the three months ended June 30, 2024 was $0.01 million.

(3)

Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling historical payable balance. Payment for service for the three months ended June 30, 2024 was $4.1 million.

(4)

Transactions during the six months ended June 30, 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects. Payable to related party services for the three months ended June 30, 2024 was $0.5 million.

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

As this time, a certain portion of active leases within the Company portfolio are classified as operating leases under the new standard. Operating leases are included in Rights-of-Use (“ROU”) assets, operating lease liabilities, current, and operating lease liabilities, non-current in the condensed consolidated balance sheets. The ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payment arising from the lease for the duration of the lease term.

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

The components of lease expenses consisted of the following:

		Six months ended June 30,
Lease cost	Classification	2024	2023

		in thousands
Operating lease cost	Operating expenses: General and administrative	$986	$972
Short-term lease cost	Operating expenses: General and administrative	—	22
Net lease cost		$986	$994

Lease Term and Discount Rate	June 30, 2024		December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	23.2	years	23.5	years
Weighted-average discount rate (%)
Operating leases	6.06%		6.07%

	Six months ended June 30,
Other information	2024	2023

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$828	$1,010
Cash paid for short-term leases	$—	$22

As of June 30, 2024, future minimum payments required under the operating lease are:

USD
in thousands
2024 (July 1 through December 31)	$756
2025	1,803
2026	1,892
2027	2,009
2028	1,417
2029 and later	32,053
Total minimum lease payments	39,930
Less: Amount representing interest	(18,929)
Present value of net minimum lease payments	$21,001

Capital commitments

As of June 30, 2024 and December 31, 2023, the Company had capital commitments of approximately $3.2 million and $7.9 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or PV related products used for the construction of solar PV systems being developed by the Company.

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

The following table summarizes the Company’s revenues generated from each segment:

	Three months ended June 30, 2024
	in thousands
	Solar power project	Electricity	EPC
	development	generation	Services	DSA	Others	Total
Net revenue	$5,884	$8,690	$12,365	$3,099	$19	$30,057
Gross profit	$1,883	$5,162	$1,307	$1,019	$11	$9,382

	Three months ended June 30, 2023
	in thousands
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$14,216	$9,819	$8,585	$656	$570	$33,846
Gross profit	$4,413	$7,359	$119	$334	$437	$12,662

	Six months ended June 30, 2024
	in thousands
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$5,884	$14,074	$16,502	$8,161	$36	$44,657
Gross profit	$1,883	$7,663	$1,716	$2,414	$28	$13,704

	Six months ended June 30, 2023
	in thousands
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$14,216	$14,701	$16,480	$656	$669	$46,722
Gross profit	$4,413	$8,909	$113	$334	$486	$14,255

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
China	$6,244	$4,080	$9,124	$7,310
United States	394	254	801	457
UK	4,037	5,274	6,134	6,560
Spain	815	—	815	—
France	1	6	2	6
Poland	480	18,026	2,940	25,934
Italy	3,099	1,123	8,161	1,123
Hungary	14,987	5,083	16,680	5,332
Total	$30,057	$33,846	$44,657	$46,722

18. SUBSEQUENT EVENTS

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

Overview

In the second quarter of 2024, we generated $30.1 million in revenue. Gross profit increased to $9.4 million, with gross margin reaching 31.2%. Operating profit was approximately $3.0 million, and net income was about $0.7 million. Our growth strategy is focused on expanding the Development Service Agreement (DSA) business in Solar and Battery Energy Storage Systems (BESS) across Europe and the U.S.

Our efforts to improve operating efficiency across all regions is paying off. We maintained our operating discipline by keeping cost control measures in place. However, that progress was offset by a $1.7 million write-off of cancelled U.S. projects and unrealized foreign exchange loss of nearly $0.8 million, which constituted the bulk of our lower-than-expected net income.

An overview of each of our business lines is discussed below:

DSA and BESS

Our DSA projects have established a stable and predictable business model, enabling revenue recognition at the earliest stages of project development. This approach is instrumental to managing risk and maximizing cash flow across the project lifecycle. By the second quarter of 2024, we had secured over $50.0 million in DSA contracts in Italy that can be recognized over the coming years. Looking ahead, we intend to expand our DSA partnerships globally.

Simultaneously, we are making notable progress in our BESS projects, particularly in Italy. We recently finalized a DSA agreement for BESS projects in Italy with PLT energia Srl (“PLT”), one of the largest independent Italian groups in the energy sector, specializing in wind and photovoltaic sources. This transaction marks a significant milestone in building our substantial 394 MW BESS portfolio.

Solar Power Project Development

In the second quarter of 2024, we signed a contract to sell a 42 MWp RTB solar project portfolio in Spain to CVE España, a subsidiary of the French independent power producer CVE. This diverse portfolio was comprised of eight Greenfield projects developed by Emeren since 2021, with individual project sizes ranging from 5 MW to 6 MW. The sale of one project has been closed, while the sale of the remaining projects are expected to close during the third quarter of 2024. These projects are classified as Ready to Build (“RTB”).  Six of the eight projects are located in Castilla-y-Leon, with the others situated in Comunidad Valenciana and Andalucia. Together, these eight projects will generate a total of approximately 92.8 GWh/year of energy, which can serve approximately 28,000 households in the region.  The avoided carbon emissions will be 20,000 thousand tons of CO2 per year. Partial revenue was recognized in the second quarter of 2024, with the remaining revenue to be recognized over the next few quarters.

In the second quarter of 2024, we successfully completed the delivery of a 13 MW COD project in Hungary, further solidifying our presence in the region.  This follows the December 2023 sale of a 53.6 MWp solar portfolio in Hungary to Kronospan / Douglas Renewables, comprising six projects that will power approximately 9,500 households upon full completion by mid-2024.

Independent Power Producer (IPP)

In the second quarter of 2024, our IPP assets demonstrated strong growth and profitability, contributing approximately 29% of total revenue for the quarter. We continued making improvements to the operation of the solar farms, including Branston. IPP continues to be a pivotal component of our business model, providing a dependable source of stable and predictable cash flows. Our IPP revenue is balanced between Europe and China, with a modest presence in the U.S. In Europe, we have 67 MW of IPP assets generating recurring revenue. We have IPP assets in China, located in the five coastal provinces with favorable power prices, strong economies, and robust regulatory environments. We are now fortifying those assets by adding battery storage to the portfolio. As of the end of the second quarter of 2024, our battery storage portfolio comprised 26 MWh, all integrated into the Virtual Power Plant (“VPP”) platform owned and operated by Huaneng Power International, one of the largest IPP operators in China.

Looking Forward

Looking forward to 2024 and beyond, we believe that we are well positioned in many of the world’s fastest growing solar markets, which are benefiting from increasing demand for clean energy, supportive government policies, and advancing technology trends. We will focus on progressing our early-stage projects to advanced stages, while securing multiple DSA partners in Europe and U.S. Additionally, we have refinded our strategies for monetizing early-stage projects.

The solar industry continues to experience strong tailwinds, driven by the global commitment to renewable energy and sustainability. Governments and corporations worldwide are setting ambitious targets for reducing carbon emissions, which in turn, are boosting demand for solar energy solutions. This global shift towards cleaner, more sustainable energy sources, firmly positions solar as a key element of the energy mix of tomorrow.

One of the most exciting developments in the renewable energy sector is the booming demand for solar power to support artificial intelligence (AI) and blockchain operations. As AI technologies become increasingly integrated into our daily lives and business operations, the energy required to power these advanced systems is substantial. Solar energy, with its scalability and decreasing cost profile, is becoming a preferred source of power for these high-tech applications, further driving demand in the sector.

In conclusion, the future of solar energy is extremely promising, and we are strategically positioned to capitalize on the accelerating adoption of solar technology across the globe. With our exceptional expertise in developing and operating solar projects, an extensive network of industry partnerships, and a strong financial position, we are making great strides towards our goal of becoming a leading global solar company. We are thrilled about the bright future of solar energy and are proud to be at the forefront of this incredible transformation towards a more sustainable world.

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region (as of June 30, 2024):

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,446	4,155	5,601
U.S.	1,006	1,155	2,161
China	82	—	82
Total	2,534	5,310	7,844

Project pipeline by country (as of June 30, 2024):

	Advanced	Early	Total
Country	Stage	Stage	(MW)
Poland	349	135	484
Hungary	35	—	35
U.K.	110	—	110
Spain	219	3,058	3,277
Germany	128	400	528
France	117	55	172
Italy	488	507	995
U.S.	1,006	1,155	2,161
China	82	—	82
Total	2,534	5,310	7,844

Advanced-Stage and Early-Stage Solar Storage Project Pipeline

Project pipeline by region (as of June 30, 2024):

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	2,982	2,904	5,886
U.S.	550	1,333	1,883
China	104	—	104
Total	3,636	4,237	7,873

Project pipeline by country (as of June 30, 2024):

	Advanced	Early	Total
Country	Stage	Stage	(MW) (1)
Poland	1,057	420	1,477
U.K.	170	225	395
Spain	6	648	654
France	14	—	14
Italy	1,735	938	2,673
Germany	—	673	673
U.S.	550	1,333	1,883
China	104	—	104
Total	3,636	4,237	7,873
1.	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.

Growing IPP Asset Portfolio in Attractive PPA Regions

As of June 30, 2024, we owned and operated IPP assets comprising 264 MW of solar PV projects and 26 MWh of storage.

	PV Capacity	Storage
Operating Assets*	(MW)	(MWh)
China DG	160	26
Europe	80	—
U.S.	24	—
Total	264	26

*Some of these assets could be sold as project asssets in the next 6 to 12 months.

Our battery storage IPP portfolio of 26 MWh are all integrated into the Virtual Power Plant (“VPP”) platform owned and operated by Huaneng Power International in Zhejiang Province, China.

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

	Three months ended June 30, 2024
	in thousands
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total
Net revenue	$5,884	$8,690	$12,365	$3,099	$19	$30,057
Gross profit	$1,883	$5,162	$1,307	$1,019	$11	$9,382

	Three months ended June 30, 2023
	in thousands
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Others	Total
Net revenue	$14,216	$9,819	$8,585	$656	$570	$33,846
Gross profit	$4,413	$7,359	$119	$334	$437	$12,662

	Six months ended June 30, 2024
	in thousands
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Others	Total
Net revenue	$5,884	$14,074	16,502	8,161	36	44,657
Gross profit	1,883	7,663	1,716	2,414	28	13,704

	Six months ended June 30, 2023
	in thousands
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Others	Total
Net revenue	$14,216	$14,701	16,480	656	669	46,722
Gross profit	4,413	8,909	113	334	486	14,255
(a)	The weighted-average capacity factors can vary based on seasonality and weather.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a pipeline of projects around the world.

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	in thousands
China	$6,244	$4,080	$9,124	$7,310
United States	394	254	801	457
UK	4,037	5,274	6,134	6,560
Spain	815	—	815	—
France	1	6	2	6
Poland	480	18,026	2,940	25,934
Italy	3,099	1,123	8,161	1,123
Hungary	14,987	5,083	16,680	5,332
Total	$30,057	$33,846	$44,657	$46,722

We expect the revenue from solar/storage power project continue to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar/storage power projects;
B.	acquisition costs of solar/storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar/storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	interest costs capitalized for solar/storage power projects during construction period; and
F.	site-specific costs

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

Our gross margin decreased to 31.2% in the three months ended June 30, 2024 from 37.4% in the three months ended June 30, 2023 primarily due to the decrease in unfavorable margin within EPC services that we provided. Our gross margin is at 30.7% in the six months ended June 30, 2024 from 30.5% in the six months ended June 30, 2023.

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

Other Operating Income and Expenses

Other operating income (expenses) primarily consist of cancellation loss of project assets, disposal gain (loss) of property, plant and equipment and non FIT payments.

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

In 2024 and 2023, we had overseas operations in the jurisdiction of the United States, the United Kingdom, Poland, Hungary, Spain, France, Germany, Italy and China. The corporate income tax rates in these jurisdictions range from 0% to 25%.

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

There were no significant changes in the Company’s significant accounting policies during the three months ended June 30, 2024 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on August 1, 2024.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our unaudited statements of operations data for the three and six months ended June 30, 2024 and 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Solar power project development	$5,884	$14,216	$5,884	$14,216
Electricity generation	8,690	9,819	14,074	14,701
EPC services	12,365	8,585	16,502	16,480
Development services agreement (“DSA”)	3,099	656	8,161	656
Others	19	570	36	669
Total net revenues	30,057	33,846	44,657	46,722
Cost of revenues	(20,675)	(21,184)	(30,953)	(32,467)
Gross profit	9,382	12,662	13,704	14,255

Operating expenses:
Sales and marketing	(57)	(127)	(116)	(219)
General and administrative	(5,354)	(5,329)	(9,976)	(9,725)
Other operating expenses, net	(1,012)	(2,160)	(1,869)	(2,268)
Total operating expenses	(6,423)	(7,616)	(11,961)	(12,212)

Loss from operations	2,959	5,046	1,743	2,043

Other (expenses) income:
Interest income	485	568	1,005	1,156
Interest expense	(518)	(193)	(902)	(914)
Investment gain	—	105	—	182
Foreign exchange gains (losses)	(838)	2,119	(4,090)	4,827
Total other (expense) income, net	(871)	2,599	(3,987)	5,251

Income (loss) before income tax	2,088	7,645	(2,244)	7,294
Income tax (expense) benefit	(1,342)	37	(2,498)	(227)

Net income (loss)	746	7,682	(4,742)	7,067
Less: Net income (loss) attributed to non-controlling interests	354	(666)	791	(1,087)
Net income (loss) attributed to Emeren Group Ltd	$392	$8,348	$(5,533)	$8,154

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.01	$0.15	$(0.11)	$0.14
Diluted	$0.01	$0.14	$(0.11)	$0.14
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,283,524	57,234,013	52,402,518	57,304,704
Diluted	51,374,185	57,600,701	52,402,518	57,698,310

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Net Revenue. Our net revenue decreased from $33.8 million in the three months ended June 30, 2023 to $30.1 million in the three months ended June 30, 2024 primarily due to (i) revenue from solar power project development decreasing by $8.3 million; (ii) revenue from electricity generation decreasing by $1.1 million; offset by (iii) revenue from EPC services increasing by $3.8 million and (iv) revenue from DSA and others increasing by $1.9 million. Our net revenue decreased from $46.7 million in the six months ended June 30, 2023 to $44.7 million in the six months ended June 30, 2024 primarily due to (i) revenue from solar power project development decreasing by $8.3 million; (ii) revenue from electricity generation decreasing by $0.6 million; offset by (iii) revenue from DSA and others increasing by $6.9 million, due to timing of project completion.

Cost of Revenue. Our cost of revenue decreased from $21.2 million in the three months ended June 30, 2023 to $20.7 million in the three months ended June 30, 2024. Our cost of revenue decreased from $32.5 million in the six months ended June 30, 2023 to $31.0 million in the six months ended June 30, 2024. Our cost of revenue associated with solar power project primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and others indirect cost related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in net revenue.

Gross Profit. Gross profit for the three months ended June 30, 2024 was $9.4 million, compared to a gross profit of $12.7 million in the three months ended June 30, 2023. Gross profit for the six months ended June 30, 2024 was $13.7 million, compared to a gross profit of $14.3 million in the six months ended June 30, 2023. The decrease in gross margin was caused by the unfavorable margin within the revenue from EPC services.

Sales and Marketing Expenses. Sales and marketing expenses was $0.1 million in the three months ended June 30, 2023 and $0.06 million in the three months ended June 30, 2024. Sales and marketing expenses was $0.2 million in the six months ended June 30, 2023 and $0.1 million in the six months ended June 30, 2024.

General and Administrative Expenses. General and administrative expenses increased from $5.3 million in the three months ended June 30, 2023 to $5.4 million in the three months ended June 30, 2024. General and administrative expenses increased from $9.7 million in the six months ended June 30, 2023 to $10 million in the six months ended June 30, 2024. The increase was mainly from increase in payroll by $0.9 million and credit loss by $0.8 million, for which offset by decrease in stock based compensation by $0.7 million, consulting by $0.2 million and other management expense by $0.3 million.

Other Operating Expenses. Other operating expense decreased from $2.2 million in the three months ended June 30, 2023 to $1.0 million in the three months ended June 30, 2024. Other operating expense decreased from $2.3 million in the six months ended June 30, 2023 to $1.9 million in the six months ended June 30, 2024. Our other operating income/expenses consisted primarily of cancellation loss of project assets, disposal gain or loss property, plant and equipment and non-FIT payments.

Interest Income and Expenses. Our interest income decreased from $0.6 million in the three months ended June 30, 2023 to $0.5 million in the three months ended June 30, 2024, primarily due to decrease in interest income received from cash deposits. Our interest expenses increased from $0.2 million in the three months ended June 30, 2023 to $0.5 million in the three months ended June 30, 2024, primarily due to the increased average outstanding principal of finance lease and failed sales leaseback in the three months ended June 30, 2024. Our interest income decreased from $1.2 million in the six months ended June 30, 2023 to $1.0 million in the six months ended June 30, 2024, primarily due to the decrease in interest income received from cash deposits. Our interest expenses was $0.9 million in the six months ended June 30, 2023 and $0.9 million in the six months ended June 30, 2024.

Foreign Exchange (Losses)/Gains. Foreign exchange gain was $2.1 million in the three months ended June 30, 2023 and foreign exchange loss was $0.8 million in the three months ended June 30, 2024, primarily due to the depreciation of the Polish Zloty/Hungarian Forint (PLN/HUF) against EUR in the three months ended June 30, 2024. Foreign exchange gain was $4.8 million in the six months ended June 30, 2023 and foreign exchange loss was $4.1 million in the six months ended June 30, 2024, primarily due to the depreciation of the PLN/HUF against EUR in the six months ended June 30, 2024.

Income Tax Expense. Income tax (benefit) expense increased from ($0.04) million in the three months ended June 30, 2023 to $1.3 million in the three months ended June 30, 2024. The income tax expense in the three months ended June 30, 2024 mainly resulted from the taxable income from UK, Italy and Hungary. Income tax expense increased from $0.2 million in the six months ended June 30, 2023 to $2.5 million in the six months ended June 30, 2024. The income tax expense in the six months ended June 30, 2024 mainly resulted from the taxable income from UK, Italy and Hungary.

Net loss. We had a net income of $0.7 million in the three months ended June 30, 2024, compared to net income of $7.7 million in the three months ended June 30, 2023, primarily as a result of the foreign exchange loss and decrease in gross profit during the second quarter of 2024. We had a net loss of $4.7 million in the six months ended June 30, 2024, compared to net income of $7.1 million in the six months ended June 30, 2023, primarily as a result of the foreign exchange loss and income tax expense during the first half of 2024.

Liquidity and Capital Resources

For the six months ended June 30, 2024, we had negative operating cash flow of $9.0 million, and loss from operations of $4.7 million and we repaid borrowings, finance lease and failed sales leaseback financing totaling of $4.2 million. As of June 30, 2024, we have positive working capital of $167 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in 2024 and will be sufficient for the next 12 months from the issuance date of this quarterly report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of our company.

As of June 30, 2024, significant components of our working capital were as follows:

●	Our total current assets were $217.9 million, including cash and cash equivalents of $50.8 million.
●	We had current project assets of $70.4 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

Cash generated from operations, external financing, and related party credit are our primary sources of operating liquidity, and we believe that cash flows from operations combined with our existing cash and cash equivalents, and facilities currently available, and those expected to be renewed will be sufficient to satisfy our obligations when they become due.

Borrowings

Short-term borrowings

As of June 30, 2024, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term Borrowings and Other Liabilities

In January 2021, our UK subsidiary obtained a long-term loan by a lender in the UK totaling $0.06 million. The long-term loan has a maturity date of July 2026 with an interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of June 30, 2024, the balance of this long-term borrowing was $0.03 million.

In January 2022, our Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, we took over the loan. As of June 30, 2024, the long-term borrowings were $23.0 million including current of $1.2 million and non-current of $21.8 million.

In September 2022, our RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature on December 2025. As of June 30, 2024, the shareholder loan balance was $0.1 million.

In February 2023, our Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature on December 2025. As of June 30, 2024, the balance of the shareholder loan was $0.03 million.

In November 2023, China subsidiary obtained a long-term loan by a bank in the RMB totally RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of June 30, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature on March 2034. As of June 30, 2024, the long - term borrowings were $0.8 million, including current of $0.08 million and non – current of $0.7 million.

Contractual Obligations

For more information on our contractual obligations, commitments and contingencies, see Notes 8 and 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Cash Flows For The Six Months Ended June 30, 2024 and 2023

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(9,000)	$(26,081)
Net cash used in investing activities	(6,453)	(1,750)
Net cash used in financing activities	(6,704)	(14,990)
Net decrease in cash, cash equivalents and restricted cash	(19,344)	(46,832)

Cash Flows from Operating Activities

Decrease in net cash used in operating activities by $17.1 million was mainly attributable to the favorable turnover of accounts receivable, trade and unbilled by $29.9 million, increase of cash inflows from prepaid expenses and other current assets by $9.7 million, offset by increase in net loss by $11.8 million and increase from cash outflows from project assets by $4.3 million.

Cash Flows from Investing Activities

Increase in net cash used in investing activities by $4.7 million was mainly attributable to the increase in the purchases of property, plant and equipment by $2.6 million and decrease in proceeds in of non-financial assets in subsidiary by $2.3 million.

Cash Flows from Financing Activities

Decrease in net cash used in financing activities by $8.3 million was mainly attributable to the decrease in repurchase of shares by $7.4 million and decrease of repayment of banks and other third-party borrowings by $0.9 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our Disclosure Controls were not effective due to a material weakness in our internal control over financial reporting as disclosed below.

Material Weaknesses in Internal Control Over Financial Reporting

During the preparation of our Annual Report on Form 10-K,we have identified three material weaknesses in our internal control over financial reporting as of December 31, 2023 relating to (i) the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations; (ii) certain instances where some historical accounting supporting documents were not readily available and (iii) that the Company improperly offset refundable deposits on leases against lease liabilities in the consolidated financial statements presentation related to Accounting Standards Codification 842, Leases (“ASC 842”), in which refundable deposits on leases should be reflected as an asset on the consolidated balance sheet. We concluded that the failure to timely identify such accounting errors constituted material weaknesses as defined in the SEC regulations. As of June 30, 2024, we have addressed and remediated items (ii) and (iii) above; however, we have not remediated item (i) above as of June 30, 2024.  In light of the continued material weakness related to the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations. Management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, we have implemented controls whereby proper historical accounting supporting documents were ensured to be readily available and whereby refundable deposits on leases are reviewed quarterly to reflect proper classification in the consolidated financial statements.

Other than the remediation efforts and changes in internal control over financial reporting described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Registered Equity Securities

The following table sets forth purchases of our ordinary shares by us during the three months ended June 30, 2024:

				(d) Maximum Number (or
		(b) Average	(c) Total Number of Shares	Approximate Dollar Value) of
	(a) Total Number of	Price Paid per	(or Units) Purchased as Part	Shares (or Units) that May Yet Be
	Shares (or Units)	Share (or	of Publicly Announced	Purchased Under the Plans or
Period	Purchased	Units)	Plans or Programs (1)	Programs (in thousands)
April 1 - April 30, 2024	4,729,870	$0.22	124,703,920	$854
May 1 - May 31, 2024	—	—	—	854
June 1 - June 30, 2024	—	—	—	854
Total	4,729,870
(1)

In February, 2024, we announced that our Board of Directors approved an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the Company’s future growth. During the six months ended June 30, 2024, we repurchased  33,988,150 no par value shares at the cost of $7.2 million. As of June 30, 2024, we have $0.9 million left under our repurchase plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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