Form 10-Q
period 2024-09-30
Emeren Group Ltd
filed 2024-11-14
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           from          to

Commission file number 001-33911

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

As of November 13, 2024, 512,549,555 ordinary shares, no par value per share, were issued and outstanding. Each of the ordinary shares of the registrant’s American Depositary Shares represents 10 shares on the New York Stock Exchange.

EMEREN GROUP LTD

i

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Emeren Group Ltd (hereinafter referred to as “Emeren Group Ltd”, “we”, “our”, or the “Company”) are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as defined in the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations or business prospects, are forward-looking statements. Words such as “believes,” “expects,” “anticipates,” “will,” “could,” “plans, “estimates,” “predicts,” “goals,” “should,” “will,” “could,” “would,” “may,” forecast,” “seeks,” and other similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, with the intention these forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations and assumptions regarding the future, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, many of which are outside of our control. These risks and uncertainties could cause actual events or results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on August 1, 2024. Any forward-looking statement speaks only as of the date on which it is made.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	2	$35,755	$70,174
Restricted cash	2	1	—
Accounts receivable trade, net	3	24,412	27,123
Accounts receivable unbilled, net	3	44,750	59,598
Advances to suppliers	2	1,269	4,283
Value added tax receivable		8,569	7,103
Project assets, current	5	77,220	39,914
Prepaid expenses and other current assets, net	4	19,836	18,255
Total current assets		211,812	226,450

Property, plant and equipment, net	6	168,397	163,114
Project assets, non-current	5	43,786	36,610
Operating lease, right-of-use assets	16	22,506	21,057
Finance lease, right-of-use assets	8	4,821	14,192
Other non-current assets	3	18,789	16,928
Total assets		$470,111	$478,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$12,982	$16,203
Advances from customers	2	6,127	5,375
Amounts due to related parties	15	2,625	4,967
Long-term borrowings, current	8	927	1,385
Income tax payable	7	3,536	2,102
Salaries payable		1,044	718
Operating lease liabilities, current	16	592	363
Failed sales-leaseback and finance lease liabilities, current	8	4,934	4,559
Other current liabilities	9	16,076	21,320
Total current liabilities		48,843	56,992

Long-term borrowings, non-current	8	25,287	22,685
Operating lease liabilities, non-current	16	21,608	20,575
Failed sales-leaseback and finance lease liabilities, non-current	8	11,273	11,258
Deferred tax liabilities	7	3,690	3,532
Total liabilities		110,701	115,042

Commitments and contingencies

Shareholders’ equity
Common shares (1,000,000,000 shares and 1,000,000,000 shares; no par value, authorized at September 30, 2024 and December 31, 2023; 652,155,075 shares issued and 512,549,555 shares outstanding at September 30, 2024; 651,821,742 shares issued and 546,204,372 shares outstanding at December 31, 2023)	10	806,714	806,714
Additional paid-in capital		14,966	14,728
Treasury stock, at cost (124,703,920 and 90,715,770 shares as of September 30, 2024 and December 31, 2023, respectively)	10	(49,146)	(41,938)
Accumulated deficit		(441,253)	(440,563)
Accumulated other comprehensive loss		(11,710)	(13,629)

Emeren Group Ltd shareholders’ equity		319,571	325,312
Noncontrolling interest		39,839	37,997
Total shareholders’ equity		359,410	363,309

Total liabilities and shareholders’ equity		$470,111	$478,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Solar power project development	$1,533	$2,300	$7,417	$16,516
Electricity generation	9,415	9,366	23,489	24,067
EPC services	337	2,109	16,839	18,589
DSA	1,291	—	9,452	656
Others	284	173	320	842
Total net revenues	12,860	13,948	57,517	60,670
Cost of revenues	(7,229)	(8,263)	(38,182)	(40,730)
Gross profit	5,631	5,685	19,335	19,940

Operating income (expenses):
Sales and marketing	(8)	(74)	(124)	(293)
General and administrative	(3,959)	(6,964)	(13,935)	(16,689)
Other operating income (expenses), net	477	(1,281)	(1,392)	(3,549)
Impairment loss of assets	—	(1,325)	—	(1,325)
Total operating expenses	(3,490)	(9,644)	(15,451)	(21,856)

Income (loss) from operations	2,141	(3,959)	3,884	(1,916)

Other income (expenses):
Interest income	243	448	1,248	1,604
Interest expense	(674)	(527)	(1,576)	(1,441)
Investment (loss) gain	(4)	57	(4)	239
Foreign exchange gains (losses)	4,615	(4,785)	525	42
Total other income (expenses), net	4,180	(4,807)	193	444

Income (loss) before income tax	6,321	(8,766)	4,077	(1,472)
Income tax expense	(647)	(251)	(3,145)	(478)

Net income (loss)	5,674	(9,017)	932	(1,950)
Less: Net income (loss) attributed to non-controlling interests	831	373	1,622	(714)
Net income (loss) attributed to Emeren Group Ltd	$4,843	$(9,390)	$(690)	$(1,236)

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.09	$(0.17)	$(0.01)	$(0.02)
Diluted	$0.09	$(0.17)	$(0.01)	$(0.02)
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,254,956	56,287,193	52,023,918	56,958,511
Diluted	51,352,136	56,287,193	52,023,918	56,958,511
*	Each American depositary shares (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$5,674	$(9,017)	$932	$(1,950)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,109	(5,499)	2,133	(8,761)
Other comprehensive income (loss)	6,109	(5,499)	2,133	(8,761)
Comprehensive income (loss)	11,783	(14,516)	3,065	(10,711)
Less: Comprehensive income (loss) attributed to non-controlling interests	2,038	86	1,836	(3,046)
Comprehensive income (loss) attributed to Emeren Group Ltd	$9,745	$(14,602)	$1,229	$(7,665)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Noncontrolling
	Shares Issued	Amount	Shares Issued	Amount	capital	deficit	income (loss)	Emeren Group Ltd	interest	Total equity
Balance at December 31, 2022	651,121,762	$806,283	(33,471,750)	$(20,000)	$13,500	$(437,377)	$(15,113)	$347,293	$41,351	$388,644
Net loss	—	—	—	—	—	(194)	—	(194)	(421)	(615)
Stock repurchase	—	—	(30,000,000)	(13,200)	—	—	—	(13,200)	—	(13,200)
Share-based compensation	—	—	—	—	441	—	—	441	—	441
Initial non-controlling interest of the minority shareholders	—	—	—	—	—	—	—	—	27	27
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,350	1,350	(10)	1,340
Balance at March 31, 2023	651,121,762	806,283	(63,471,750)	(33,200)	13,941	(437,571)	(13,763)	335,690	40,947	376,637
Net income (loss)	—	—	—	—	—	8,348	—	8,348	(666)	7,682
Stock repurchase	—	—	(3,746,580)	(1,423)	—	—	—	(1,423)	—	(1,423)
Share exercised by employee	366,650	293	—	—	(232)	—	—	61	—	61
Share-based compensation	—	—	—	—	407	—	—	407	—	407
Initial non-controlling interest of the minority shareholders	—	—	—	—	—	—	—	—	1	1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,567)	(2,567)	(2,035)	(4,602)
Balance at June 30, 2023	651,488,412	806,576	(67,218,330)	(34,623)	14,116	(429,223)	(16,330)	340,516	38,247	378,763
Net income (loss)	—	—	—	—	—	(9,390)	—	(9,390)	373	(9,017)
Stock repurchase	—	—	(11,000,100)	(3,962)	—	—	—	(3,962)	—	(3,962)
Share-based compensation	—	—	—	—	392	—	—	392	—	392
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,212)	(5,212)	(287)	(5,499)
Balance at September 30, 2023	651,488,412	$806,576	(78,218,430)	$(38,585)	$14,508	$(438,613)	$(21,542)	$322,344	$38,333	$360,677

Balance at December 31, 2023	651,821,742	$806,714	(90,715,770)	$(41,938)	$14,728	$(440,563)	$(13,629)	$325,312	$37,997	$363,309
Net income (loss)	—	—	—	—	—	(5,925)	—	(5,925)	437	(5,488)
Stock repurchase	—	—	(29,258,280)	(6,178)	—	—	—	(6,178)	—	(6,178)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Issuance of common stock from release of restricted share units	333,333	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,274)	(2,274)	(681)	(2,955)
Balance at March 31, 2024	652,155,075	806,714	(119,974,050)	(48,116)	14,757	(446,488)	(15,903)	310,964	37,753	348,717
Net income	—	—	—	—	—	392	—	392	354	746
Stock repurchase	—	—	(4,729,870)	(1,030)	—	—	—	(1,030)	—	(1,030)
Share-based compensation	—	—	—	—	103	—	—	103	6	109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(709)	(709)	(312)	(1,021)
Balance at June 30, 2024	652,155,075	806,714	(124,703,920)	(49,146)	14,860	(446,096)	(16,612)	309,720	37,801	347,521
Net income	—	—	—	—	—	4,843	—	4,843	831	5,674
Share-based compensation	—	—	—	—	106	—	—	106	—	106
Other comprehensive income, net of tax	—	—	—	—	—	—	4,902	4,902	1,207	6,109
Balance at September 30, 2024	652,155,075	$806,714	(124,703,920)	$(49,146)	14,966	(441,253)	(11,710)	319,571	39,839	359,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$932	$(1,950)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,002	5,452
Allowances for credit losses	915	1,114
Loss on cancellation of project assets	2,271	1,415
Share-based compensation	238	1,240
Deferred tax provision	74	(97)
Impairment loss of assets	—	1,325
Loss on disposal of property, plant and equipment	—	2,156
Investment gains	4	(239)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	15,601	(11,368)
Advances to suppliers	2,907	(1,099)
Value added tax recoverable	(1,368)	(1,042)
Prepaid expenses and other current assets	(1,789)	(9,253)
Project assets	(34,056)	(23,786)
Other non-current assets	(3,079)	(299)
Accounts payable	(2,475)	(3,785)
Advances from customers	712	1,141
Amounts due to related parties	(2,636)	64
Other current liabilities	504	8,652
Income tax payable	1,345	(449)
Salaries payable	316	84
Net cash used in operating activities	(14,582)	(30,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Investing activities:
Purchase of property, plant and equipment	$(10,922)	$(5,658)
Proceeds from disposal of property, plant and equipment	276	—
Proceeds from disposal of non-financial assets in subsidiary	—	13,913
Interest from U.S. treasury note	—	113
Net cash (used in) provided by investing activities	(10,646)	8,368
Financing activities:
Proceeds from banks and other third-party borrowings	2,161	—
Repayment of banks and other third-party borrowings	(2,074)	(1,935)
Proceeds from option exercise	—	61
Repurchase of shares	(7,208)	(18,585)
Borrowings from related parties	242	666
Proceeds from failed sale-lease back	3,658	7,526
Repayment of finance lease obligations	(1,324)	(4,668)
Repayment of failed sale-lease back financing	(4,155)	(4,765)
Net cash used in financing activities	(8,700)	(21,700)
Effect of exchange rate changes	(490)	(4,051)
Net decrease in cash and cash equivalents and restricted cash	(34,418)	(48,107)
Cash and cash equivalents and restricted cash, beginning of period	70,174	107,288
Cash and cash equivalents and restricted cash, end of period	$35,756	$59,181

Supplemental schedule of non-cash operating activities:
Non-cash settlement of accounts receivable unbilled, net and accounts payable with the same counterparty	$1,692	$—
Transfer from property, plant and equipment, net to project assets, current	$(9,863)	$—

Supplemental schedule of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$(12,941)	$(12,602)
Finance leases in accounts payable	$(2,571)	$(3,563)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared and presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Quarterly results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to generate cash flows from operations, and the Company’s ability to arrange adequate financing arrangements, to support its working capital requirements.

Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of Emeren Group Ltd and its subsidiaries. All inter-company transactions, balances and realized and unrealized profits and losses have been eliminated on consolidation.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting periods presented. Actual results could materially differ from these estimates. Significant accounting estimates are susceptible to changes with the acquisition of the information, which include revenue recognition for sales of project asset rights, percentage of completion of EPC services, EPC warranties, allowances for credit losses, valuation of deferred tax assets, and recoverability of the carrying value of long-lived assets and project assets. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

When available, the Company measures the fair value of financial instruments based on quoted market prices in active markets (Level 1 inputs), valuation techniques that use observable market-based inputs (Level 2 inputs) or unobservable inputs that are corroborated by market data. Pricing information the Company obtains from third parties is internally validated for reasonableness prior to use in the unaudited condensed consolidated financial statements. When observable market prices are not readily available, the Company generally estimates the fair value using valuation techniques that rely on alternate market data or inputs that are generally less readily observable from objective sources and are estimated based on pertinent information available at the time of the applicable reporting periods (Level 3 inputs).

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 include cash and cash equivalents, accounts receivable, accounts payable and salaries payable.

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

Cash and cash equivalents

The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of September 30, 2024 and December 31, 2023, the Company had cash in excess of FDIC insured amount. The Company has not experienced any losses in such accounts.

Advances to suppliers

As of September 30, 2024 and December 31, 2023, advances to suppliers in current assets were $1.3 million and $4.3 million, respectively. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

Goodwill

The Company performs goodwill impairment testing at the reporting unit level on December 31 annually and more frequently if indicators of impairment exist. During the three and nine months ended September 30, 2023, the Company recorded $1.0 million as impairment loss of goodwill. No additional impairment of goodwill was recorded for the three and nine months ended September 30, 2024.

Leases

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries are asked to prepay the lease costs for over one year. As of September 30, 2024 and December 31, 2023, the prepaid rental fees of $1.6 million and $1.0 million, respectively, were recorded in operating lease right-of-use assets.

Revenue recognition

The Company primarily derives its revenues from the following revenue streams:

●	Solar power project development – This is comprised of sale of project assets constructed by a third-party EPC contractor, sale of project assets constructed by the Company’s own EPC team, and sale of project asset rights.
●	EPC Services – Certain of the EPC contracts for photovoltaic (PV) solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of September 30, 2024 and December 31, 2023, the unbilled balance of accounts receivable from EPC services included in accounts receivable unbilled, net were $42.4 million and $51.9 million, respectively.
●	Electricity generation – See Note 3. ACCOUNTS RECEIVABLE TRADE, NET for further details.
●	DSA and others – DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method upon the performance of relevant project development activities. Ancillary revenues are recorded in others.

Contract liability

Advances from customers, which represent contract liabilities, are unrecognized revenue received from customers. Advances from customers are recognized as the Company performs under the contract. During the nine months ended September 30, 2024 and 2023, the Company recognized nil and $0.04 million as revenue that was included in the balances of advances from customers as of January 1, 2024 and 2023, respectively.

Disaggregation of revenue

The following tables summarizes the Company’s revenues by recognition points:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
Solar power project development	$1,533	$2,300	$7,417	$16,516
Others	284	—	284	—
Revenue recognized at a point in time	1,817	2,300	7,701	16,516
EPC services	337	2,109	16,839	18,589
Electricity generation	9,415	9,366	23,489	24,067
DSA	1,291	—	9,452	656
Others	—	173	36	842
Revenue recognized over time	11,043	11,648	49,816	44,154
Total	$12,860	$13,948	$57,517	$60,670

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
China	$5,306	$4,155	$14,430	$11,465
United States	1,223	331	2,024	788
UK	3,694	4,506	9,828	11,066
Spain	—	—	815	—
France	994	—	996	6
Poland	351	2,123	3,291	28,057
Italy	1,292	109	9,453	1,232
Hungary	—	291	16,680	5,623
Germany	—	2,433	—	2,433
Total	$12,860	$13,948	$57,517	$60,670

See Note 17. SEGMENT REPORTING for further details.

Feed-in tariff (s) (FIT) payments

The Company collected FIT payments of $2.6 million and $2.0 million for the electricity sold to the state grid companies in the PRC for the three months ended September 30, 2024 and 2023, respectively.

The Company collected FIT payments of $2.9 million and $3.6 million for the electricity sold to the state grid companies in the PRC for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized non-FIT payments of attracting foreign investment of $0.1 million and $0.1 million in other operating income and expense, net for the nine months ended September 30, 2024 and 2023, respectively.

Foreign currency

The RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 66.7 million ($9.5 million) and RMB 138.1 million ($19.5 million) on September 30, 2024 and December 31, 2023, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of September 30, 2024 and December 31, 2023, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation adjustments.

Recently issued accounting pronouncements

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements, which requires leasehold improvements associated with common control leases to be amortized over the useful life to the common control group. The new standard is effective for fiscal years beginning after December 15, 2023. The Company’s management does not believe the adoption of ASU No. 2023-01 will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU No. 2023-07 will have a material impact on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU No. 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

3. ACCOUNTS RECEIVABLE TRADE, NET

	September 30,	December 31,
	2024	2023

	in thousands
Accounts receivable trade
– from EPC services	$5,528	$7,304
– from solar power project assets and DSA	10,542	15,055
– from electricity generation (1)	12,437	9,596
Total accounts receivable trade	28,507	31,955
Less: allowance for credit losses	(4,095)	(4,832)
Accounts receivable trade, net	$24,412	$27,123
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations that started operation before July 2017 to be registered on the Catalog. The Company expects that a certain part of the FIT receivables will be recovered after twelve months from the reporting date, which are discounted at an effective interest rate. As of September 30, 2024 and December 31, 2023, there are $3.9 million and $3.5 million of FIT receivables classified as current, and $18.2 million and $16.4 million classified as non-current, which is included in the other non-current assets on the condensed consolidated balance sheets, respectively.

Accounts receivable trade, net and its allowance for credit losses as of December 31, 2022 amounted to $21.7 million and $2.0 million, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	September 30,	December 31,
	2024	2023

	in thousands
Accounts receivable unbilled
–from solar power project assets	$2,419	$8,088
–from EPC services	42,402	51,881
Total accounts receivable unbilled	44,821	59,969
Less: allowance for credit losses	(71)	(371)
Accounts receivable unbilled, net	$44,750	$59,598

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

	September 30,	December 31,
	2024	2023

	in thousands
At beginning of the period	$5,203	$2,749
Allowance for credit losses for the period	915	2,925
Written off	(1,952)	(471)
At end of the period	$4,166	$5,203

During the three months ended September 30, 2024 and 2023, the Company recorded credit losses of nil and $0.9 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded credit losses of $0.9 million and $1.1 million, respectively.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of September 30, 2024, receivables from a solar power customer amounted to $46.5 million, including billed receivable of $4.1 million and unbilled receivable of $42.4 million, which accounts for 63.5% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies. As of December 31, 2023, receivables from a solar power customer amounted to $44.9 million, including billed receivable of $6.3 million and unbilled receivable of $38.6 million which accounts for 49% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies.

For the three months ended September 30, 2024 and 2023, revenue from this solar power customer accounted for 2.6% ($0.3 million) and 15.2% ($2.1 million) of the Company’s total net revenues, respectively. For the nine months ended September 30, 2024 and 2023, revenue from this solar power customer accounted for 5.5% ($3.2 million) and 24.4% ($14.8 million) of the Company’s total net revenues, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2024	2023

	in thousands
Receivables from disposal of property, plant and equipment (1)	$1,449	$1,885
Deposits (2)	15,315	13,727
Others (3)	3,877	4,577
Total prepaid expenses and other current assets	20,641	20,189
Allowance for credit losses (4)	(805)	(1,934)
Total prepaid expenses and other current assets	$19,836	$18,255
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of Company’s solar power stations assets which were primarily for electricity generation revenue segment.
(2)	As of September 30, 2024 and December 31, 2023, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(3)	As of September 30, 2024, others mainly included $1.3 million prepaid deposits for US sold project assets, $0.8 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.6 million prepaid for a UK project. As of December 31, 2023, others mainly included $1.8 million deferred cost for Hungary projects, $0.8 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.7 million prepaid for a UK project.
(4)	As of September 30, 2024, allowance for credit losses mainly represented the allowance for the Korea project’s prepayment which the Company deemed not recoverable. As of December 31, 2023, allowance for credit losses mainly represented the portion of compensation receivable from Canadian authorities on closure of a certain project in Canada that the Company believes is not recoverable, unrecoverable collection from sold entities in China, and allowance for the Korea project’s prepayment which the Company deemed not recoverable.

5. PROJECT ASSETS

Project assets consisted of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023

	in thousands
Project assets - development and construction cost	$119,601	$75,277
Project assets - others	1,405	1,247
Total project assets	$121,006	$76,524

Current portion	$77,220	$39,914
Non-current portion	$43,786	$36,610

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	September 30,	December 31,
	2024	2023

	in thousands
Land	$275	$275
Plant and machinery	770	768
Motor vehicles	93	91
Office equipment	322	307
Power stations (1)	199,014	187,518
Less: Accumulated depreciation	(34,508)	(27,125)
	165,966	161,834
Construction in progress	2,431	1,280
Property, plant and equipment, net	$168,397	$163,114
(1)	During the nine months ended September 30, 2023, the Company sold power stations in Henan, China and recorded a loss of $2.1 million.

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the three months ended September 30, 2024 and 2023 was $1.8 million and $1.9 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $5.0 million and $5.5 million, respectively.

7. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The Company recorded income tax expense of $0.6 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded income tax expense of $3.1 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 10.2% and (2.9%), respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 77.1% and (32.5%), respectively.

We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company’s income tax provision in the nine months ended September 30, 2024 and 2023, was primarily related to the foreign tax provision. The Company’s income tax provision in the three months ended September 30, 2024 and 2023, was mainly due to income taxes on earnings from its foreign tax jurisdictions.

The Company conducts its business globally and its operating income is subject to varying rates of tax. Consequently, the Company’s effective tax rate is dependent upon the geographic distribution of its earnings or losses and the tax laws and regulations in each geographical region.

Due to historical losses in the U.S., the Company has a full valuation allowance on its U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

As of September 30, 2024, there are no material changes on uncertain tax positions.

8. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	September 30,	December 31,
	2024	2023

	in thousands
Long-term borrowings, current	$927	$1,385
Long-term borrowings, non-current	25,287	22,685
Total borrowings from bank and other third parties	$26,214	$24,070

As of September 30, 2024 and December 31, 2023, the long-term borrowings of $26.2 million and $24.1 million were jointly guaranteed by the Company and its subsidiaries.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan by a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of September 30, 2024 and December 31, 2023, the balance of this long-term borrowings was $0.03 million and $0.04 million, respectively.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of September 30, 2024, the long-term borrowings were $23.7 million, including current of $0.7 million and non-current of $23.0 million. As of December 31, 2023, the long-term borrowings were $23.7 million, including current of $1.1 million and non-current of $22.7 million.

As of September 30, 2024, future minimum payments required under the lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd are:

USD
in thousands
2024 (October 1 through December 31)	$351
2025	1,303
2026	1,303
2027	1,303
2028	1,303
2029 and later	40,829
Total minimum lease loan payments	46,392
Less: Amount representing interest	(22,700)
Present value of net minimum lease loan payments	$23,692

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2024 and December 31, 2023, the balance of the shareholder loan was $0.1 million and $ 0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2024 and December 31, 2023, the balance of the shareholder loan was $0.03 million and $0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of September 30, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.2 million. As of December 31, 2023, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of September 30, 2024, the long-term borrowings were $0.8 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of September 30, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

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

During the three months ended September 30, 2024 and 2023, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $2.0 million and $1.4 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $4.2 million and $4.8 million, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded $9.8 million and $9.1 million under failed sales leaseback liabilities as the non-current portion and $3.9 million and $3.6 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 5.44% and 6.69% and interest costs incurred during the nine months ended September 30, 2024 and 2023 were $0.7 million and $0.6 million, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as finance lease. As of September 30, 2024 and December 31, 2023, the carrying amount is included in finance lease right-of-use assets that is being depreciated over lives of 25 years. The payable related to these contracts as of September 30, 2024 and December 31, 2023 was $2.6 million and $3.2 million, respectively.

As of September 30, 2024, future minimum payments required under the finance lease are:

USD
in thousands
2024 (October 1 through December 31)	$183
2025	1,011
2026	787
2027	772
Total minimum lease payments	2,753
Less: Amount representing interest	(182)
Present value of net minimum lease payments	$2,571
Current portion	$1,059
Non-current portion	$1,512

As of September 30, 2024, future minimum payments required under the failed sale-lease back are:

USD
in thousands
2024 (October 1 through December 31)	$1,369
2025	4,498
2026	3,291
2027	2,726
2028	2,098
2029 and later	1,402
Total minimum lease payments	15,384
Less: Amount representing interest	(1,748)
Present value of net minimum lease payments	$13,636
Current portion	$3,875
Non-current portion	$9,761

	September 30,	December 31,
	2024	2023

	in thousands
Current portion of finance lease	$1,059	$970
Current portion of failed sale-lease back	3,875	3,589
Total current portion of failed sale-lease back and finance lease	$4,934	$4,559

Non-current portion for finance lease	$1,512	$2,203
Non-current portion for failed sale-lease back	9,761	9,055
Total non-current portion of failed sale-lease back and finance lease	$11,273	$11,258

Total finance lease liabilities are net of total deposits of $0.8 million as of December 31, 2023. Total failed sale-lease back are net of total deposits of $0.7 million as of December 31, 2023.

Interest expense

Interest expenses incurred for the three months ended September 30, 2024 and 2023 were $0.7 million and $0.5 million, respectively. Interest expenses incurred for the nine months ended September 30, 2024 and 2023 were $1.6 million and $1.4 million, respectively.

9. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	September 30,	December 31,
	2024	2023

	in thousands
Payables for purchase of property, plant and equipment(1)	$12,941	$13,426
Other tax payables	—	271
Deferred revenue(3)	—	3,177
Other (2)	3,135	4,446
Total other current liabilities	$16,076	$21,320
(1)	Payable for purchase of property, plant and equipment as of September 30, 2024 and December 31, 2023 included as payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Other as of September 30, 2024 and December 31, 2023 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of December 31, 2023 is mainly related to Hungary project.

10. COMMON SHARES

During 2023, the Company repurchased 57,244,020 of its ordinary shares, no par value at the cost of $21.9 million. On February 12, 2024, the Company announced that it approved an accelerated stock repurchase program (“ASR”) of up to $10 million. During the nine months ended September 30, 2024, the Company repurchased 33,988,150 of its ordinary shares, no par value at the cost of $7.2 million. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of September 30, 2024 and December 31, 2023, the number of total issued shares of the Company was 652,155,075 shares and 651,821,742 shares, respectively.

11. SHARE BASED COMPENSATION

2007 Share Incentive Plan

On September 27, 2007, the Company adopted the Emeren Group Ltd 2007 Share Incentive Plan (the “Plan”) that provides for grant of share options, restricted shares and restricted share units to employees in the Plan. A maximum of 7,500,000 authorized but unissued shares of the Company have been reserved and allocated to the Plan, whose shares were subsequently registered and are issuable upon exercise of outstanding options granted under the Plan. The Plan shall be administered by the Compensation Committee of the Board of Directors (the “Committee”). On July 27, 2010, the Company amended the Plan so as to increase the maximum number of authorized but unissued shares of the Company to 12,500,000 in accordance with the rules of the 2007 Share Incentive Plan. On December 21, 2020, the Company amended the Plan to increase the number of authorized but unissued shares of the Company to 22,500,000 in accordance with the rules of the 2007 Share Incentive Plan. On December 29, 2021, the Company has amended the Plan to increase the maximum number of authorized but unissued shares of the Company to 42,500,000 in accordance with the rules of the 2007 Share Incentive Plan.

Except as otherwise noted in the award agreements with the employee or consultant, the options can be exercised within six years from the award date, except for the participant’s termination of employment or service. The vesting schedule and the exercise price per share will be determined by the Committee and set forth in the individual award agreement. In the event of any distribution, share split, or recapitalization of the Company, the Committee shall make such proportionate and equitable adjustments, if any, to reflect such change with respect to (a) the aggregate number and type of shares that may be issued under the Plan and (b) the terms and conditions of any outstanding awards. Except as may otherwise be provided in any award agreement, if a change of control occurs and a participant’s awards are not converted, assumed, or replaced by a successor, such awards shall become fully exercisable and all forfeiture restrictions on such awards shall lapse.

Options to Employees

During the nine months ended September 30, 2024 and year ended December 31, 2023, no options were granted to employees.

Expected volatilities are based on the average of the standard deviation of the daily stock prices of the Company and other selected comparable companies in the same industry. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate of return is based on the US Treasury bond yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

A summary of the option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Prices	Term (in years)	Value
Outstanding on December 31, 2023	13,360,000	$0.39	2.61	$624,234
Granted	—	—		—
Exercised	—	—		—
Forfeited	(600,010)	—		—
Outstanding on March 31, 2024	12,759,990	0.39	2.28	$215,000
Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Outstanding on June 30, 2024	12,759,990	0.39	2.03	—
Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Outstanding on September 30, 2024	12,759,990	$0.39	1.78	$601,400
Expected to vest at September 30, 2024	833,390	0.42	3.63	—
Exercisable at September 30, 2024	11,926,600	$0.39	1.65	$601,400

As of September 30, 2024, there were 12,759,990 outstanding options with a weighted average contractual period of 2 years under the Plan.

Share-based compensation costs of $0.1 million and $0.4 million have been charged against income during the three months ended September 30, 2024 and 2023, respectively. Share-based compensation costs of $0.2 million and $1.2 million have been charged against income during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $0.2 million in total unrecognized share-based compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 1 year.

During the nine months ended September 30, 2024, the 333,333 ordinary shares of restricted share units were exercised. As of September 30, 2024, 666,667 ordinary shares of restricted share units were outstanding.

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

In the fiscal year 2023, eligible employees based in the United States and Canada could enroll in the Company’s comprehensive supplemental benefits plans, comprised of health insurance, dental and vision coverage, life insurance, and a flexible spending account. Furthermore, the Company ensured full compliance with state, provincial, and federal laws and regulations, guaranteeing that all social benefits pertinent to North American employees were provided in accordance with applicable legal frameworks.

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

13. EARNINGS (LOSS) PER ADS

Basic and diluted earnings per ADS have been calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands, except number of shares and per share amounts
Numerator:
Net income (loss)	$5,674	$(9,017)	$932	$(1,950)
Less: Net income (loss) attributed to noncontrolling interests	831	373	1,622	(714)
Total net income (loss) attributed to Emeren Group Ltd	$4,843	$(9,390)	$(690)	$(1,236)

Numerator for diluted income (loss) per ADS	$4,843	$(9,390)	$(690)	$(1,236)

Denominator:
Denominator for basic income (loss) per ADS - weighted average number of ADS outstanding*	51,254,956	56,287,193	52,023,918	56,958,511
Dilutive effects of share options*	97,180	—	—	—
Denominator for diluted calculation - weighted average number of ADS outstanding*	51,352,136	56,287,193	52,023,918	56,958,511

Basic income (loss) per ADS	$0.09	$(0.17)	$(0.01)	$(0.02)
Diluted income (loss) per ADS	$0.09	$(0.17)	$(0.01)	$(0.02)
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of September 30, 2024 and December 31, 2023, there were 10,063,147 ordinary shares and 10,396,480 ordinary shares, respectively, legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of earnings (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income (loss). For the nine months ended September 30, 2024 and 2023, the Company excluded ordinary share equivalents of 1,072,752 and 3,670,147, respectively, from the computation of diluted net earnings (loss) per share because including them would have been anti-dilutive. For the three months ended September 30, 2024 and 2023, the Company excluded ordinary share equivalents of nil and 3,219,829, respectively, from the computation of diluted net earnings (loss) per share because including them would have been anti-dilutive.

14. NON-CONTROLLING INTEREST

During the three months ended September 30, 2024 and 2023, the Company has comprehensive income attributed to non-controlling interest for $2.0 million and $0.09 million, respectively, of which, the majority resulted from consolidated entities, Powerminds Storage S.r.l. and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended September 30, 2024; and RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended September 30, 2023. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

During the nine months ended September 30, 2024, the Company has comprehensive income (loss) attributed to non-controlling interest for $1.8 million, of which, the majority resulted from three consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. During the nine months ended September 30, 2023, the Company has comprehensive income (loss) attributed to non-controlling interest for ($3.0) million, of which, the majority resulted from two consolidated entities, RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

15. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of September 30, 2024 and December 31, 2023, related party balances were as follows:

	September 30,	December 31,
	2024	2023

	in thousands
Due from other related party (1)	$—	$30
Due from related party balances, net	$—	$30

Due to other related party (1)	$2,625	$4,997
Due to related party balances, net	$2,625	$4,997

(b) Related party transactions

Related party transactions were as follows:

	Nine months ended September 30,
	2024	2023

	in thousands
Payable to related party services (4)	$1,981	$—
Payment for service (3)	4,602	—
Bond issued (2)	216	663
Interest expense (2)	36	7
(1)

The balances due to other related party were mainly convertible bond issued to Eiffel Investment Group for solar power development purpose and included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(2)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of European Solar Energy Development JV (“the Issuer”). The conversion price is determined as per evaluation equal to 70% of the purchase price of the shares. The Company accounts for convertible bond as a single debt instrument at amortized cost. In March 2023, a subsidiary of the Company withdrew $0.7 million (EUR 0.6 million) from Eiffel Investment Group. As of September 30, 2024 and December 31, 2023, the outstanding convertible bond was $2.6 million (EUR 2.3 million) and $2.3 million (EUR 2.1 million), respectively. Bonds issued to related party for the nine months ended September 30, 2024 were $0.2 million. Interest expense for the three months ended September 30, 2024 was $0.01 million.

(3)	Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling historical payable balance.
(4)	Transactions during the nine months ended September 30, 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects.

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

To determine the present value of future minimum lease payments, the Company uses the implicit rate when readily determinable. At this time, many of the Company’s leases do not provide an implicit rate, therefore, to determine the present value of minimum lease payments, the Company uses its incremental borrowing rate based on the information available at lease commencement date. The ROU assets also include any lease payments made and exclude lease incentives.

The components of lease expenses consisted of the following:

		Nine months ended September 30,
Lease cost	Classification	2024	2023

		in thousands
Operating lease cost	Operating expenses: General and administrative	$1,661	$1,457
Short-term lease cost	Operating expenses: General and administrative	—	32
Sublease income	Other operating income, net	(37)	—
Net lease cost		$1,624	$1,489

Lease Term and Discount Rate	September 30, 2024		December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	23.0	years	23.5	years
Weighted-average discount rate (%)
Operating leases	6.25%		6.07%

	Nine months ended September 30,
Other information	2024	2023

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,855	$1,514
Cash paid for short-term leases	$—	$32

As of September 30, 2024, future minimum payments required under the operating lease are:

USD
in thousands
2024 (October 1 through December 31)	$391
2025	1,856
2026	1,953
2027	2,075
2028	1,466
2029 and later	35,419
Total minimum lease payments	43,160
Less: Amount representing interest	(20,960)
Present value of net minimum lease payments	$22,200

Capital commitments

As of September 30, 2024 and December 31, 2023, the Company had capital commitments of approximately $3.9 million and $7.9 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or photovoltaic (PV) related products used for the construction of solar PV systems being developed by the Company.

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

The following table summarizes the Company’s revenues generated from each segment (in thousands):

	Three months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$1,533	$9,415	$337	$1,291	$284	$12,860
Gross profit (loss)	$(228)	$5,415	$(690)	$898	$236	$5,631

	Three months ended September 30, 2023
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$2,300	$9,366	$2,109	$—	$173	$13,948
Gross profit (loss)	$1,342	$4,881	$(666)	$—	$128	$5,685

	Nine months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$7,417	$23,489	$16,839	$9,452	$320	$57,517
Gross profit	$1,655	$13,078	$1,026	$3,312	$264	$19,335

	Nine months ended September 30, 2023
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenue	$16,516	$24,067	$18,589	$656	$842	$60,670
Gross profit (loss)	$5,755	$13,790	$(553)	$334	$614	$19,940

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
China	$5,306	$4,155	$14,430	$11,465
United States	1,223	331	2,024	788
UK	3,694	4,506	9,828	11,066
Spain	—	—	815	—
France	994	—	996	6
Poland	351	2,123	3,291	28,057
Italy	1,292	109	9,453	1,232
Hungary	—	291	16,680	5,623
Germany	—	2,433	—	2,433
Total	$12,860	$13,948	$57,517	$60,670

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements. There were no subsequent events occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

In the third quarter of 2024, we executed on our bottom-line focus, achieving solid profitability despite softer-than-anticipated revenue resulting from delays in closing scheduled project sales. With $12.9 million in revenue during the third quarter of 2024, we still achieved a gross profit of $5.6 million, yielding a solid gross margin of 43.8%, $2.1 million in operating profit and $4.8 million in net income attributed to Emeren Group Ltd.

Net income attributed to Emeren Group Ltd was supported by a foreign exchange gain of $4.6 million as the Euro strengthened during the quarter, offsetting a similar foreign exchange loss earlier in the year. We are positioned to regularly benefit from Euro strength, with our business in Europe currently generating a large portion of our revenue.

Our focus on high-margin growth remains robust. The Independent Power Production (IPP) segment generated $9.4 million in revenue and $5.4 million in gross profit, driven by seasonal strength by our European and China IPP assets. Our Development Service Agreement (DSA) model also expanded in key markets, adding revenue of $1.3 million from Italy. Also, $1.0 million from France and $0.9 million from our first Battery Energy Storage System (BESS) project in the U.S. were added to revenue.

Total revenue was lower than anticipated due to timing issues, particularly delays in government approvals for three projects in Europe. These remain in our project pipeline and are expected to contribute to revenue once approvals are secured.

An overview of each of our business lines is discussed below:

DSA and BESS

In the third quarter of 2024, we executed a 394 MW BESS DSA with PLT energia Srl and completed the sale of 57 MW solar projects to Trina Solar through a mixed DSA structure. Our DSA approach has proven to be a reliable and scalable business model, enabling us to monetize projects at earlier stages while securing high-quality contracted revenue. This strategic model plays a crucial role in mitigating risks and enhancing cash flow across the project lifecycle. Building on this momentum, we achieved a significant milestone with the sale of a standalone 72 MW BESS project in California.

These DSA contracts were part of the over 2 GW of DSA contracts for both PV and BESS projects under negotiation. We anticipated these contracts would close within the following six to eight months, collectively contributing approximately $100.0 million in revenue to be recognized over the next three to four years. This pipeline is expected to enhance our long-term financial stability and growth.

Solar Power Project Development

In the second quarter of 2024, we signed a contract to sell a 42 MWp solar project portfolio in Spain to CVE España. Developed over the past few years, this portfolio is projected to generate approximately 92.8 GWh annually, offsetting nearly 20,000 tons of CO₂ emissions each year. Additionally, we sold a 57 MWp solar project portfolio to Trina Solar, showcasing the strength of our European development efforts, in the third quarter of 2024.

Due to project delays, the sales of a U.S. community solar project and key projects in Spain and Italy, did not close by the end of the third quarter of 2024. Some of the Spain project closings with CVE España were delayed due to local administrative approvals. Those delayed project sales in Spain, Italy and the U.S. are expected to close in the fourth quarter of 2024.

IPP

During the third quarter of 2024, our IPP assets demonstrated robust growth, contributing 73.2% of our total revenue for the period. We continued optimizing operations across our solar farms, including Branston, reinforcing the IPP segment as a cornerstone of our business model that offers a dependable,stable and predictable cash flow. Our IPP revenue remains well-balanced between Europe and China, with an emerging presence in the U.S. market.

In September 2024, we grid-connected a 4.5 MW solar power plant at Luxshare iTech, a major facility of Luxshare Precision Industry Co., Ltd., and a prominent Apple supplier active in Apple’s Supplier Clean Energy Program. This collaboration reflects our shared commitment to environmental responsibility and the Company’s expanding renewable energy presence. By the end of the third quarter of 2024, we connected a total of 7.2 MW in solar projects across China while our 35.0 MWh battery storage portfolio fully integrated into Huaneng Power International’s Virtual Power Plant (VPP) platform.

Solar Industry Trends

The solar industry is experiencing a strong momentum due to broader global commitment to renewable energy. This shift toward cleaner energy sources positions solar as a key part of the future energy mix. There is also growing demand for solar power to support artificial intelligence (AI) and blockchain operations, as these technologies require substantial energy, and solar power is viewed as offering a scalable, cost-effective solution.

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region (as of September 30, 2024):

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,548	3,909	5,457
U.S.	925	1,273	2,198
China	29	—	29
Total	2,502	5,182	7,684

Project pipeline by country (as of September 30, 2024):

	Advanced	Early	Total
Country	Stage	Stage	(MW)
Poland	437	70	507
Hungary	21	—	21
U.K.	110	25	135
Spain	213	3,053	3,266
Germany	129	249	378
France	150	35	185
Italy	488	477	965
U.S.	925	1,273	2,198
China	29	—	29
Total	2,502	5,182	7,684

Advanced-Stage and Early-Stage Solar Storage Project Pipeline (in Megawatts)

Project pipeline by region (as of September 30, 2024):

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	2,536	3,096	5,632
U.S.	375	1,787	2,162
China	44	—	44
Total	2,955	4,883	7,838

Project pipeline by country (as of September 30, 2024):

	Advanced	Early	Total
Country	Stage	Stage	(MW) (1)
Poland	623	280	903
U.K.	170	275	445
Spain	1	1,091	1,092
France	14	—	14
Italy	1,728	947	2,675
Germany	—	503	503
U.S.	375	1,787	2,162
China	44	—	44
Total	2,955	4,883	7,838
(1)	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.

Growing IPP Asset Portfolio in Attractive Power Purchase Agreement (PPA) Regions

As of September 30, 2024, we owned and operated IPP assets comprising ~272 MW of solar PV projects and 35 MWh of storage.

	PV Capacity	Storage
Operating Assets*	(MW)	(MWh)
China	166	35
Europe	82	—
U.S.	24	—
Total	~272	35
*	Some of these assets could be sold as project assets in the next 6 to 12 months.

Net Revenue

We are a solar/storage project developer and operator, with our revenues mainly generated from our solar/storage power projects. Set forth below is the breakdown of our net revenue and gross profit (loss) by segment.

The Company has the following reportable segments, including solar/storage power project development, EPC services, electricity generation and DSA (in thousands). Ancillary revenues and expenses and other unallocated costs and expenses are recorded in others.

	Three months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total
Net revenue	$1,533	$9,415	$337	$1,291	$284	$12,860
Gross profit (loss)	$(228)	$5,415	$(690)	$898	$236	$5,631

	Three months ended September 30, 2023
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Others	Total
Net revenue	$2,300	$9,366	$2,109	$—	$173	$13,948
Gross profit (loss)	$1,342	$4,881	$(666)	$—	$128	$5,685

	Nine months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Others	Total
Net revenue	$7,417	$23,489	$16,839	$9,452	$320	$57,517
Gross profit	$1,655	$13,078	$1,026	$3,312	$264	$19,335

Nine months ended September 30, 2023
Solar power project	Electricity	EPC

	development	generation (a)	services	DSA	Others	Total
Net revenue	$16,516	$24,067	$18,589	$656	$842	$60,670
Gross profit (loss)	$5,755	$13,790	$(553)	$334	$614	$19,940
(a)	The weighted-average capacity factors can vary based on seasonality and weather. Changes in climate, geography, weather patterns, and other phenomena in the regions where we operate may significantly affect our business. As a result, our IPP electricity production and amount of electricity sold and therefore our IPP revenue tend to be higher during periods or seasons when there is more irradiation.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a pipeline of projects around the world.

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	in thousands
China	$5,306	$4,155	$14,430	$11,465
United States	1,223	331	2,024	788
UK	3,694	4,506	9,828	11,066
Spain	—	—	815	—
France	994	—	996	6
Poland	351	2,123	3,291	28,057
Italy	1,292	109	9,453	1,232
Hungary	—	291	16,680	5,623
Germany	—	2,433	—	2,433
Total	$12,860	$13,948	$57,517	$60,670

We expect the revenue from solar/storage power project to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar/storage power projects;
B.	acquisition costs of solar/storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar/storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	interest costs capitalized for solar/storage power projects during construction period; and
F.	site-specific costs

Gross Margin

Our gross margin is affected by changes in our net revenue and cost of revenue. Gross margin is affected by 1) the gross margin of each individual solar/storage power project we sell, which is determined by our ability to negotiate the sales price and our ability to effectively control the project acquisition and development costs, 2) the gross margin of each individual solar/storage power project we operate, which is determined by revenues from the sale of electricity generated from our operated solar/storage power projects and our ability to effectively control the operation costs, and 3) the gross margin of each individual EPC service we provide, which is determined by our ability to negotiate the sales price and our ability to effectively control the engineering, procurement and construction costs.

Our gross margin increased to 43.8% in the three months ended September 30, 2024 from 40.8% in the three months ended September 30, 2023 primarily due to the increase in favorable margin within DSA and electricity generation segments. Our gross margin is at

33.6% in the nine months ended September 30, 2024 from 32.9% in the nine months ended September 30, 2023, primarily due to the increase in favorable margin within EPC services.

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

Other Income and Expenses

Our other income and expenses consist primarily of interest income, interest expenses, foreign currency exchange gains or losses and investment gain or loss.

Our interest income represents interest on our cash balances and the recognition of the discounted interest income on the feed-in tariff(s) (FIT) for the electricity sold. Our interest expenses relate primarily to our short-term and long-term borrowings from banks and other financing parties, less capitalized interest expenses to the extent they relate to our capital expenditures.

Our foreign currency exchange gain or loss results from our net exchange gains and losses on our monetary assets and liabilities denominated in foreign currencies during the relevant period. Our functional currency is the U.S. dollar. The functional currency for our subsidiaries in the PRC is Renminbi (“CNY”). The functional currency of our overseas subsidiaries normally is the local currency of the country where the subsidiary is domiciled. Foreign currency transactions have been translated into the functional currency at the exchange rate prevailing on the date of the transaction. Foreign currency denominated monetary assets and liabilities are translated into our functional currency at exchange rates prevailing on the balance sheet date. Our reporting currency is the U.S. dollar. Assets and liabilities have been translated using exchange rates prevailing on the balance sheet date. Income statement items have been translated using the weighted average exchange rate and equity is translated at historical exchange rates, except for the change in retained earnings during the period which is the result of the income or loss.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates.

There were no significant changes in the Company’s significant accounting policies during the three months ended September 30, 2024 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on August 1, 2024.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our unaudited statements of operations data for the three and nine months ended September 30, 2024 and 2023. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net revenues:
Solar power project development	$1,533	$2,300	$7,417	$16,516
Electricity generation	9,415	9,366	23,489	24,067
EPC services	337	2,109	16,839	18,589
DSA	1,291	—	9,452	656
Others	284	173	320	842
Total net revenues	12,860	13,948	57,517	60,670
Cost of revenues	(7,229)	(8,263)	(38,182)	(40,730)
Gross profit	5,631	5,685	19,335	19,940

Operating income (expenses):
Sales and marketing	(8)	(74)	(124)	(293)
General and administrative	(3,959)	(6,964)	(13,935)	(16,689)
Other operating income (expenses), net	477	(1,281)	(1,392)	(3,549)
Impairment loss of assets	—	(1,325)	—	(1,325)
Total operating expenses	(3,490)	(9,644)	(15,451)	(21,856)

Income (loss) from operations	2,141	(3,959)	3,884	(1,916)

Other income (expenses):
Interest income	243	448	1,248	1,604
Interest expense	(674)	(527)	(1,576)	(1,441)
Investment (loss) gain	(4)	57	(4)	239
Foreign exchange gains (losses)	4,615	(4,785)	525	42
Total other income (expenses), net	4,180	(4,807)	193	444

Income (loss) before income tax	6,321	(8,766)	4,077	(1,472)
Income tax expense	(647)	(251)	(3,145)	(478)

Net income (loss)	5,674	(9,017)	932	(1,950)
Less: Net income (loss) attributed to non-controlling interests	831	373	1,622	(714)
Net income (loss) attributed to Emeren Group Ltd	$4,843	$(9,390)	$(690)	$(1,236)

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.09	$(0.17)	$(0.01)	$(0.02)
Diluted	$0.09	$(0.17)	$(0.01)	$(0.02)
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,254,956	56,287,193	52,023,918	56,958,511
Diluted	51,352,136	56,287,193	52,023,918	56,958,511

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Net Revenue. Our net revenue decreased from $13.9 million in the three months ended September 30, 2023 to $12.9 million in the three months ended September 30, 2024 primarily due to (i) revenue from solar power project development decreasing by $0.8 million; (ii) revenue from EPC services decreasing by $1.8 million; offset by (iii) revenue from electricity generation increasing by $0.05 million and (iv) revenue from DSA and others increasing by $1.4 million. Our net revenue decreased from $60.7 million in the nine months ended September 30, 2023 to $57.5 million in the nine months ended September 30, 2024 primarily due to (i) revenue from solar power project development decreasing by $9.1 million; (ii) revenue from electricity generation decreasing by $0.6 million; (iii) revenue from EPC services decreasing by $1.8 million and; offset by (iv) revenue from DSA and others increasing by $8.3 million, due to timing of project completion.

Cost of Revenue. Our cost of revenue decreased from $8.3 million in the three months ended September 30, 2023 to $7.2 million in the three months ended September 30, 2024. Our cost of revenue decreased from $40.7 million in the nine months ended September 30, 2023 to $38.2 million in the nine months ended September 30, 2024. Our cost of revenue associated with solar power project primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and others indirect cost related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in net revenue.

Gross Profit. Gross profit for the three months ended September 30, 2024 was $5.6 million, compared to a gross profit of $5.7 million in the three months ended September 30, 2023. Gross profit for the nine months ended September 30, 2024 was $19.3 million, compared to a gross profit of $19.9 million in the nine months ended September 30, 2023. The increase in gross margin was caused by the favorable margin within the revenue from DSA and electricity generation.

Sales and Marketing Expenses. Sales and marketing expenses was $0.1 million in the three months ended September 30, 2023 and $0.01 million in the three months ended September 30, 2024. Sales and marketing expenses was $0.3 million in the nine months ended September 30, 2023 and $0.1 million in the nine months ended September 30, 2024.

General and Administrative Expenses. General and administrative expenses decreased from $7.0 million in the three months ended September 30, 2023 to $4.0 million in the three months ended September 30, 2024. General and administrative expenses decreased from $16.7 million in the nine months ended September 30, 2023 to $13.9 million in the nine months ended September 30, 2024. The decrease was mainly from a decrease in stock based compensation by $1.0 million, decrease in credit losses by $0.2 million, decrease in consulting by $1.9 million and decrease in other expenses (i.e. management, travel, allocation) by $1.4 million, partially offset by an increase in payroll by $1.7 million.

Other Operating Income (Expenses), Net. Other operating expense decreased from $1.3 million in the three months ended September 30, 2023 to other operating income of $0.5 million in the three months ended September 30, 2024. Other operating expense decreased from $3.5 million in the nine months ended September 30, 2023 to $1.4 million in the nine months ended September 30, 2024. Our other operating income (expenses) consisted primarily of cancellation loss of project assets, disposal gain or loss property, plant and equipment and non-FIT payments.

Interest Income and Expenses. Our interest income decreased from $0.4 million in the three months ended September 30, 2023 to $0.2 million in the three months ended September 30, 2024, primarily due to decrease in interest income received from cash deposits. Our interest expenses increased from $0.5 million in the three months ended September 30, 2023 to $0.7 million in the three months ended September 30, 2024, primarily due to the increased average outstanding principal of finance lease and failed sales leaseback and long-term borrowings in the three months ended September 30, 2024. Our interest income decreased from $1.6 million in the nine months ended September 30, 2023 to $1.2 million in the nine months ended September 30, 2024, primarily due to the decrease in interest income received from cash deposits. Our interest expenses increased from $1.4 million in the nine months ended September 30, 2023 to $1.6 million in the nine months ended September 30, 2024 primarily due to the increased average outstanding principal of finance lease and failed sales leaseback and long-term borrowings in the nine months ended September 30, 2024.

Foreign Exchange Gains (Losses). Foreign exchange loss was $4.8 million in the three months ended September 30, 2023 and foreign exchange gain was $4.6 million in the three months ended September 30, 2024, primarily due to the strengthening of Euro during the three months ended September 30, 2024. Foreign exchange gain was $0.04 million in the nine months ended September 30, 2023 and foreign exchange gain was $0.5 million in the nine months ended September 30, 2024, primarily due to the strengthening of Euro in the nine months ended September 30, 2024.

Income Tax Expense. Income tax expense increased from $0.3 million in the three months ended September 30, 2023 to $0.6 million in the three months ended September 30, 2024. The income tax expense in the three months ended September 30, 2024 mainly resulted from the taxable income from UK and Italy. Income tax expense increased from $0.5 million in the nine months ended September 30, 2023 to $3.1 million in the nine months ended September 30, 2024. The income tax expense in the nine months ended September 30, 2024 mainly resulted from the taxable income from UK, Italy and Hungary.

Net income (loss). We had a net income of $5.7 million in the three months ended September 30, 2024, compared to net loss of $9.0 million in the three months ended September 30, 2023, primarily as a result of the foreign exchange gain and decrease in operating expenses during the third quarter of 2024. We had a net income of $0.9 million in the nine months ended September 30, 2024, compared to net loss of $2.0 million in the nine months ended September 30, 2023, primarily as a result of the foreign exchange gain, favorable income from operations, offset by income tax expense during the current period.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, we had negative operating cash flow of $14.6 million, and income from operations of $3.9 million and we repaid borrowings, finance lease and failed sales leaseback financing totaling of $7.6 million. As of September 30, 2024, we have positive working capital of $163.0 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in the last quarter of 2024 and will be sufficient for the at the least the next 12 months from the issuance date of this quarterly report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of our company.

As of September 30, 2024, significant components of our working capital were as follows:

●	Our total current assets were $211.8 million, including cash and cash equivalents of $35.8 million.
●	We had current project assets of $77.2 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

Cash generated from operations, external financing, and related party credit are our primary sources of operating liquidity, and we believe that cash flows from operations combined with our existing cash and cash equivalents, and facilities currently available, and those expected to be renewed will be sufficient to satisfy our obligations when they become due.

Borrowings

Short-term borrowings

As of September 30, 2024, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term borrowings and other liabilities

In January 2021, our UK subsidiary obtained a long-term loan by a lender in the UK totaling $0.06 million. The long-term loan has a maturity date of July 2026 with an interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of September 30, 2024, the balance of this long-term borrowing was $0.03 million.

In January 2022, our Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, we took over the loan. As of September 30, 2024, the long-term borrowings were $23.7 million including current of $0.7 million and non-current of $23.0 million.

In September 2022, our RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2024, the shareholder loan balance was $0.1 million.

In February 2023, our Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2024, the balance of the shareholder loan was $0.03 million.

In November 2023, the Company’s China subsidiary obtained a long-term loan by a bank in the RMB totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of September 30, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of September 30, 2024, the long-term borrowings were $0.8 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of September 30, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

Contractual Obligations

For more information on our contractual obligations, commitments and contingencies, see Notes 8 and 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Cash Flows For The Nine Months Ended September 30, 2024 and 2023

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(14,582)	$(30,724)
Net cash (used in) provided by investing activities	(10,646)	8,368
Net cash used in financing activities	(8,700)	(21,700)
Net decrease in cash, cash equivalents and restricted cash	(34,418)	(48,107)

Cash Flows from Operating Activities

The decrease in net cash used in operating activities by $16.1 million was mainly attributable to the net income for the third quarter of 2024 of $0.9 million, favorable turnover of accounts receivable, trade and unbilled by $27.0 million, increase in cash inflows from prepaid expenses and other current assets by $7.5 million, increase in cash inflows from advances to suppliers by $4.0 million offset by an increase in cash outflows from project assets by $10.3 million, increase in cash outflows from other non-current assets by $2.8 million, increase in cash outflows from amounts due to related parties by $2.7 million and increase in cash outflows from other current liabilities by $8.1 million.

Cash Flows from Investing Activities

The increase in net cash used in investing activities by $19.0 million was mainly attributable to the increase in the purchases of property, plant and equipment by $5.3 million and decrease in proceeds of non-financial assets in subsidiary by $13.9 million.

Cash Flows from Financing Activities

The decrease in net cash used in financing activities by $13.0 million was mainly attributable to the decrease in repurchase of shares by $11.4 million and increase in proceeds from banks and other third-party borrowings by $2.2 million.

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

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our Disclosure Controls were not effective due to a material weakness in our internal control over financial reporting as disclosed below.

Material Weaknesses in Internal Control Over Financial Reporting

During the preparation of our Annual Report on Form 10-K, we identified three material weaknesses in our internal control over financial reporting as of December 31, 2023 relating to (i) the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations; (ii) certain instances where some historical accounting supporting documents were not readily available and (iii) that the Company improperly offset refundable deposits on leases against lease liabilities in the consolidated financial statements presentation related to Accounting Standards Codification 842, Leases (“ASC 842”), in which refundable deposits on leases should be reflected as an asset on the consolidated balance sheet. We concluded that the failure to timely identify such accounting errors constituted material weaknesses as defined in the SEC regulations. As of June 30, 2024, we have addressed and remediated items (ii) and (iii) above; however, we have not remediated item (i) above as of September 30, 2024. In light of the continued material weakness related to the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, we have made significant efforts to implement controls whereby effective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations were performed. In light of these continued significant efforts, we will wait after more time and more test that would extend in the year-end to determine whether this material weakness has been remediated.

Other than the remediation efforts and changes in internal control over financial reporting described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Registered Equity Securities

In February, 2024, we announced that our Board of Directors approved an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the Company’s future growth. We repurchased no shares during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased 33,988,150 shares at the cost of $7.2 million. As of September 30, 2024, we have $0.9 million left under our repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emeren Group Ltd

Date: November 14, 2024	By:	/s/ Yumin Liu
Yumin Liu
Chief Executive Officer

Date: November 14, 2024	By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer