Form 10-K
period 2024-12-31
Emeren Group Ltd
filed 2025-03-25
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

U.S.A.

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

The aggregate market value of the ordinary shares of the registrant held by non-affiliates as of June 28, 2024 (the last trading day of the second fiscal quarter) was approximately $48.2 million, based on the closing price of the shares of the registrant’s American Depositary Shares (each representing 10 shares) on the New York Stock Exchange of $1.50 per share.

The number of the registrant’s ordinary shares, no par value per share, outstanding as of March 15, 2025 was 513,216,222.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Shareholders to be filed with the Commission.

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

“COD” refers to commercial operation date.

“DG projects” refers to distributed generation solar power projects, including ground-mounted distributed generation projects and rooftop distributed generation projects.

“DSA” refers to development services agreement.

“EPC” refers to engineering, procurement and construction.

“FIT” refers to feed-in tariff(s), the government guaranteed and subsidized electricity sale price at which solar power projects can sell to the national power grids.

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

Overview

Emeren is a global solar and energy storage project developer, owner and operator with a pipeline of projects and IPP assets of more than 7 GW in solar projects and an energy storage pipeline of over 10 GWh across Europe, North America, and Asia. Our strategy is to pursue high-margin project development opportunities in these markets. Emeren focuses on solar power project development, construction management and project financing services with dedicated local professional teams across multiple countries.

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

Our principal executive offices are located at 149 Water Street, Suite 302, Norwalk, CT 06854, U.S.A. Our registered office is located at the offices of Harneys Corporate Services Limited, Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, VG1110, British Virgin Islands. Our agent for service of process in the United States is CT Corporation System, located at 111 Eighth Avenue, New York, New York 10011.

The Company develops and sells solar and storage power projects or project SPVs (project development business); provides engineering, procurement and construction (EPC business); owns and operates solar power projects and sells the electricity generated by our operated solar power plants (IPP business); and provides project development services (DSA business). We conduct our IPP business, EPC business, project development business and development services business in a number of countries, including United States, Poland, Hungary, Spain, France, United Kingdom, Germany, Italy and China. Emeren is committed to streamlining solar projects with knowledge and assets for a faster implementation and an increased adoption. Our vision is to leverage solar development to realize a brighter and cleaner future.

Our Company focuses on the following key areas:

●	Global solar and storage power project develop business, mainly in Europe and U.S., we develop solar power projects and sell them at various stages, including NTP, RTB, and COD;
●	Electricity sale business under the IPP model, we operate mainly in China and Europe, with a total capacity of 293 MW of solar assets and 54 MWh Battery Energy Storage Systems (“BESS”);
●	Engineering, procurement and construction (EPC) business, we provide comprehensive EPC services for renewable energy projects and supporting asset owners;
●	Global solar project development services (DSA) business which includes sourcing land, interconnection agreements, structuring PPAs, obtaining permits and other requirements (i.e. design and high level feasibility studies); we sell these project at NTP/RTB or operating BESS;
●	O&M services business for renewable energy assets; and
●	Energy management business, including Virtual Power Plant (VPP) services.

Solar and Storage Power Project Development Business

As a developer, we have two basic project development models:

●	Build-Transfer: we develop and build, or contract out wholly or partially to another party to develop and build, the solar power projects, which will be sold and delivered after being connected on grid.

●	Project Rights Sale: we are involved in the earlier development stages to secure land/roofs with interconnection capacity. We leverage the expertise of global project development teams to sell project rights at “notice to proceed,” or NTP, with attractive margin by selling project SPVs, which hold the early-to-late stage pipelines, before commencing the construction work of the solar power projects which we develop, acquire or develop jointly with other parties.

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

The solar power project development business continues to be our important strategy for the foreseeable future. We started our storage power project development in 2021 and we have grown our storage business significantly since then globally.

IPP Business

We have built our business as an IPP to develop and operate DG projects in well-developed regions for high PPA/FIT users.

We primarily conduct our IPP business, comprised of the solar power projects that we have developed, through our wholly and partially owned subsidiaries, where we can sell electricity in gross metering or net metering. Since 2016, we have been building an in-house O&M team in China to operate and maintain our entirely owned and operated IPP portfolio in China.

In China, National Energy Administration (NEA) and China’s National Development and Reform Commission (NDRC) published the Notice on the Pilot of Distributed Generation Traded in Markets (file 2017-1901) to establish electricity trading market for DG projects which are similar to virtual net metering and U.S. community solar gardens, allowing the IPP one of following:

●	To sell electricity to users directly, eligible for solar premium, and pay wheeling cost to the grid;
●	To sell electricity indirectly where the grid operators will arrange the sales, eligible for solar premium, and pay only wheeling cost to the grid;
●	Or sell electricity to the grid at national solar FIT price, and subtract corresponding transmission cost.

Under gross metering, except for grid parity/low pilot projects in areas with ample resources, good conditions and high market consumption, each solar project approved by the NDRC, is eligible to receive an attractive fixed FIT which was determined by NDRC at the time when the project was filed for 20 years in principle and we expect our solar power projects to be long-term contracted assets. Therefore, except for grid parity/low pilot projects, we can sell all electricity generated by our gross metering projects to the State Grid and receive a total amount of FIT amount, which comprises an agreed electricity sales price from the State Grid and the subsidies from the government, for 20 years. Net metering is important to achieve grid parity. We develop and operate net metering DG projects in well-developed regions in China. Under net metering, we sell a majority of the electricity to non-State Grid power purchasers at an agreed negotiated electricity sales price, which is usually at a market discount rate of the public retail rate, and then sell the remaining unpurchased electricity to the State Grid at a price based on the local desulphurized coal benchmark. Aside from the electricity sale, electricity generated (sold to non-Sate Grid power purchasers or State Grid) will receive subsidies from the government. State Grid is an enterprise which constructs and operates power grids and is a pilot state holding company approved by the State Council of China to carry out state-authorized investment. The non-State Grid power purchasers are primarily commercial and industrial users. See “Our Solar Power Projects.” The governmental subsidies in gross metering and net metering may be different. We have focused and will continue to focus on net metering projects with high return on invested capital.

In our IPP business, power purchasers may pay us monthly, bi-monthly, quarterly or half-yearly based on the terms in the Energy Management Contract (EMCs) and PPAs. The EMCs, which, among other terms, provide the terms and pricing of the sales and include the PPAs, are long-term, generally 20 years with a possible 5-year extension.

In October 2022, we energized our first inaugural IPP project in Hungary. The project “Csomad 1-2” consists of two PV plants with a total installed capacity of 10.2 MWp, equivalent to powering approximately 4,000 households per day. The project entered the commercial operation stage in the beginning of October 2022. During 2023 and 2024, we expanded our capacity in Hungary by an additional 42.2 MWp (project “Csomad 3”, “Polgar” and “Szabadbattyan”), bringing our total capacity to 52.4 MWp as of December 31, 2024. This project in Hungary is our first self-developed and self-constructed project, which is another project to our growing IPP assets in Europe. We are committed to becoming a major contributor to the renewable energy transition in Hungary.

In 2023, we started to build our own BESS projects in China to operate as an IPP based on energy arbitrage. We build and operate approximately our own 5 MWh in the fourth quarter of 2023. In December 2023, we acquired a 10.76 MWh energy storage power portfolio from Kunneng Smart Energy Service Group Co. Ltd. (“Kunneng Group”), which specializes in renewable energy industry, offering comprehensive solutions in solar, energy storage, power sales, and carbon asset management in China. Located in Zhejiang Province, the 10.76 MWh portfolio comprises of six energy storage power stations, operates under the Energy Management Services agreements providing benefits to the customer based on energy arbitrage. Emeren will realize its return on investments mainly from the energy arbitrage with additional revenue coming from various Virtual Power Plant “(“VPP”) scenarios. As of today, all six storage facilities are connected to VPP platform owned and operated by Huaneng Power International (0902.HK), one of the largest IPP operators in China.

We also operate a 24 MW small utility scale solar project in North Carolina, USA.

As of December 31, 2024, we owned and operated IPP assets comprising 293 MW of solar PV projects and 54 MWh of storage.

	PV Capacity	Storage	Storage
Operating Assets*	(MW)	(MW)	(MWh)
China DG	167	27	54
Europe	102	—	—
U.S.	24	—	—
Total	293	27	54

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

Engineering

Through engineering design, we aim to reduce the risks, reduce the costs and improve the performance of our solar power projects. The engineering design process includes the site layout and the electrical design as well as assessing a variety of factors to choose an appropriate technology, including the modules and inverters. In addition to relying on our in-house EPC team, we may engage independent third-party EPC contractors to conduct and monitor this process.

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

Operations and Maintenance Business

We have built our Operations and Maintenance (“O&M”) team to operate and maintain all of our owned and operated IPP portfolios. We utilize customized software to monitor the performance and security of our solar power projects on a real-time basis. We maintain our solar power projects to maximize the utilization rate, rate of power generation and system life of our solar power projects.

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

Global Solar Project Development Services Business

We also provide third party renewable project development services business. In 2023, we announced our development services business with Matrix Renewables (“Matrix”) to develop BESS in Italy. In 2024, we announced the following development services business to develop BESS in Italy: a total power capacity of 354 MWp (up to 2.83 GWh) with Nuveen Infrastructure; a 394 MW power capacity with PLT energia Srl.; and a total of 462 MW power capacity with Arpinge. These transactions demonstrate the Company’s capability to fulfill commitments outlined in the proprietary DSA.

Our Solar Power Projects

We have built our business as a project developer and have selectively owned high quality projects. We have focused on small-scale DG projects and community solar gardens with individual project size of 5 MW - 25 MW. Our competitive advantages lie in small-scale projects with high PPA/FIT price in diversified jurisdictions which we believe are of attractive return and will be the trend for the development of the industry. Geographically, we are currently taking a new global expansion roadmap and strategically focusing on the promising markets in the United States and Europe.

Projects for Sale

During 2024, we have successfully monetized about a total of 1.3 GW of BESS projects and 199 MW of solar PV projects. The BESS projects primarily included over 1,210 MW BESS (4 to 8 hours) under DSA in Italy, 72 MW in the United States, and 18 MW BESS (2 hours) in China. The solar PV projects primarily included 65 MW in Germany, 57 MW in France, 42 MW in Spain, 17 MW in Poland, 16 MW in China and 3 MW in the U.S.. As of December 31, 2024, we had 6.6 GW within our mid-late-stage pipeline which included 2.4 GW advanced-stage solar PV projects and 4.2 GW BESS projects.

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

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interest, as of December 31, 2024:

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,253	3,261	4,514
U.S.	941	1,296	2,237
China	28	—	28
Total	2,222	4,557	6,779

Project pipeline by region representing the development services agreements developed by us, as of December 31, 2024:

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	186	594	780
Total	186	594	780

Advanced-Stage and Early-Stage Solar Storage Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interest, as of December 31, 2024:

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	1,277	1,794	3,071
U.S.	1,033	1,057	2,090
China	43	—	43
Total	2,353	2,851	5,204

Project pipeline by region representing the development services agreements developed by us, as of December 31, 2024:

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	1,831	1,229	3,060
U.S.	72	—	72
Total	1,903	1,229	3,132
(1)	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.

Community Solar Gardens

As of December 31, 2024, we had community solar projects in Minnesota, Ohio, Pennsylvania, and New York with the capacity of approximately 304 MW.

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

In 2021, we further expanded our development of utility scale projects in the USA into several states, including Alabama, New Mexico, Mississippi and Tennessee. By the end of 2024, we have built up more than 2 GW utility solar pipeline and 2 GW (2 to 8 hours) storage pipeline in the U.S.

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

Intellectual Property

We rely primarily on trade secrets, employee contractual protections and other contractual restrictions to establish and protect our intellectual property and proprietary rights and maintain profitability. Nevertheless, these measures afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate to provide us with meaningful protection or commercial advantage.

Quality Control

We have a risk control team to conduct comprehensive market due diligence to identify solar projects that have projected internal returns that meet our standards. We have experienced and qualified engineering teams and engage external independent experienced qualified engineering to design the projects with technical specifications that provide for the quality and performance of our solar power plants. Solar modules used in our solar power projects are from our related parties or third -party suppliers and have the certifications and meet test standards. We closely monitor and supervise construction contractors as part of the quality control process, who also typically provide warranties and performance guarantees for a period of time. Our O&M team and third-party O&M service providers tests, checks and continuously monitors the quality and performance of our operating solar power projects.

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

Harney Westwood & Riegels LLP has further advised us that the United States and the British Virgin Islands do not have a treaty providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters and that a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would not be automatically enforceable in the British Virgin Islands. We have also been advised that any final and conclusive monetary judgment for a definite sum obtained against the company in U.S. federal or state courts would be treated by the courts of the British Virgin Islands as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

●

the U.S. federal or state court had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	the judgment given by the U.S. federal or state court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations;
●	the judgment was not procured by fraud;
●	recognition or enforcement of the judgment in the British Virgin Islands would not be contrary to public policy; and
●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

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

Regulation

Regulations in the British Virgin Islands

The British Virgin Islands Economic Substance (Companies and Limited Liability Partnerships) Act 2018, as amended, came into effect on January 1, 2019. It, together with the rules published by the BVI International Tax Authority (the “ITA”) on October 9, 2019 and last updated on April 2024, set out the laws on economic substance (the “Economic Substance Laws”) and their effect on legal entities formed in the British Virgin Islands like the Company. The Company is required to consider its economic substance position on an annual basis and to file annual reports in the British Virgin Islands each year disclosing whether or not it is carrying out relevant activities (within the meaning of the Economic Substance Law), and if it is, it must comply with its obligations as regards economic substance. The implication for non-compliance is, broadly, that the ITA may issue penalties and, potentially, apply to court in the British Virgin Islands to liquidate non-compliant entities.

The Company has taken and will continue to take advice from its British Virgin Islands counsel as to the steps it should take to comply with the Economic Substance Law.

Regulations in China

A description of the material regulations on our business in China is summarized below:

Laws and Regulations Concerning the Renewable Energy

In February 2005, China enacted its Renewable Energy Law, which became effective on January 1, 2006 and as amended in December 2009 and November 2024. The Renewable Energy Law sets forth policies to encourage the development and use of solar energy and other non-fossil energy. The renewable energy law sets out the national policy to encourage and support the use of solar and other renewable energy and the use of on-grid generation. It also authorizes the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems. The law sets out the national policy to encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, photovoltaic, or PV, systems and other solar energy utilization systems. It also provides the general principles regarding financial incentives for the development of renewable energy projects. The projects, as listed in the renewable energy industry development guidance catalogue, may obtain preferential loans from financial institutions and can enjoy tax preferences. The 2024 revision significantly bolsters support for renewable energy by establishing clearer targets for renewable energy development up to 2030, aligning with China's carbon peak and neutrality goals. It improves market trading mechanisms for distributed generation projects, enabling more direct participation in the electricity market. Additionally, the revision increases funding for research and development and promotes the commercial application of new technologies. To further stimulate investment, it broadens financial and tax incentives, making renewable energy projects more attractive to companies and investors. These updates enhance the effectiveness of existing policies and provide stronger support for the future development of renewable energy in China.

On January 1, 1998, the PRC Energy Conservation Law came into effect (subsequently revised on October 28, 2007, July 2, 2016 and October 26, 2018). Among other objectives, this law encourages the utilization and installation of solar power facilities in buildings for energy-efficiency purposes.

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

On January 23, 2025, the NEA released the Measures for the Development and Construction Management of Distributed Photovoltaic Power Generation (the "Management Measures"), marking a significant policy update since the Interim Measures for the Management of Distributed Photovoltaic Power Generation Projects issued in 2013. The newly released Management Measures aim to address the challenges posed by the explosive growth of distributed photovoltaic power generation, with detailed provisions covering grid connection and consumption, industry management, filing management, construction management, grid access, and operational management. It emphasizes the coordinated efforts among energy sources, grids, loads, and storage systems to facilitate the robust and rapid development of distributed photovoltaic power generation. Specifically, it clarifies that general industrial and commercial entities can choose between a fully self-generation and self-consumption model or a self-generation with excess power fed into the grid model. Additionally, the Measures simplify the filing procedures, stressing that no unauthorized additional requirements for filing documents should be imposed and no processing deadlines should be exceeded. Considering the actual conditions of regions with continuously operating electricity spot markets, the new Measures permit large-scale industrial and commercial distributed systems to participate in the spot market using the self-generation with excess power fed into the grid model. The new Measures took effect upon their release and are valid for five years.

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

The Measures for the Administration of Guaranteed Purchase of Full Amount of Renewable Energy, issued by the NDRC and effective from April 1, 2024, represent a significant update to the regulatory framework governing renewable energy in China. This new regulation supersedes the previous "Supervision Measures for Grid Enterprises to Fully Acquire Renewable Energy Electricity," introducing more comprehensive guidelines aimed at ensuring the full acquisition of renewable energy electricity by grid enterprises. The measures also introduce more flexible market-based trading mechanisms, allowing distributed generation projects to participate directly in the electricity market. This flexibility is expected to optimize resource allocation and enhance the economic benefits of renewable energy projects. Furthermore, the regulation underscores environmental sustainability by requiring grid enterprises to prioritize environmentally friendly renewable energy projects and promoting green power certificate trading.

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

Foreign Investment in Solar Power Business and Restriction on Foreign Ownership

The principal regulations governing foreign ownership of solar power businesses in the PRC are the Encouraged Foreign Investment Industries Catalog, effective as of January 1, 2023, or the Catalogue 2022, which is a replacement of the 2007, 2011, 2015, 2017, 2019 and 2020 versions of the Foreign Investment Industrial Guidance Catalogue, and the Special Administrative Measures (Negative List) for Foreign Investment Access (Edition 2024) issued by the NDRC and the PRC Ministry of Commerce. Under the Catalog 2022, the solar power industry is classified as an “encouraged foreign investment industry.” Foreign-invested enterprises in the encouraged foreign investment industry are entitled to certain preferential treatment, such as exemption from tariff on equipment imported for their operations, after obtaining approval from the PRC government authorities. Emeren PV Power was categorized in the “encouraged” industry under the Catalogue 2022.

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

Our principal executive offices are located at 149 Water Street, Suite 302, Norwalk, CT 06854, U.S.A. Our registered office is located at the offices of Harneys Corporate Services Limited, Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, VG1110, British Virgin Islands. Our agent for service of process in the United States is CT Corporation System, located at 111 Eighth Avenue, New York, New York 10011. Our website address is emeren.com. The information contained on, or that can be accessed through, our website is not a part of, and shall not be incorporated by reference into, this Annual Report. We have included our website address as an inactive textual reference only. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, such as we, that file electronically, with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Summary of Risk Factors

The following risks relate principally to the industry in which we operate our business in general. Any of these risk factors could materially and adversely affect our business, financial condition or operating results and the trading price of our common shares.

Risks Related to Our Business

1.	Developing and operating solar /storage power projects exposes us to various operational risks and our result of operations may be subject to fluctuations.
2.	Solar project development is challenging and may ultimately not be successful and miscalculations in planning a project may negatively affect our EPC prices, all of which could increase our costs, delay or cancel a project, and have a material adverse effect on our business, financial condition, results of operations and profit margins.
3.	Expansion of the pipeline of our solar power project business exposes us to a number of risks and uncertainties.
4.	We may not be able to develop or acquire additional attractive solar power projects to grow our NTP portfolio.
5.	Our financial leverage may hamper our ability to expand and may materially affect our results of operations.
6.	We may not be able to identify suitable sites or obtain related access and use right to expand our project pipeline.
7.	We may be subject to unforeseen costs, liabilities or obligations when operating and maintaining solar power projects.
8.	The delay between making significant upfront investments in our solar power projects and receiving revenue could materially and adversely affect our liquidity, business and results of operations.
9.	Decreases in the FIT price, public utility price or market discount rate could harm our revenue.
10.	EPC is subject to risks associated with fluctuations in the prices of solar modules and balance-of-system components or fluctuations in the costs of design, construction and labor.
11.	The reduction, modification, delay or elimination of government subsidies and economic incentives for on-grid solar power applications may reduce the profitability of our business and materially adversely affect our business.
12.	Concentration in a limited number of customers for the sale of our utility-scale projects may expose us to additional risks and significant fluctuations or declines in our revenues.
13.	Limited number of purchasers of electricity generated by solar energy may expose us and our solar power projects to additional risk.
14.	We operate in a highly competitive market and many of our competitors have greater resources than we do. We may not be able to compete successfully, and we may lose or be unable to gain market share.
15.	Our project operations may be adversely affected by weather and climate conditions, pandemics, natural disasters and adverse work environments.
16.	Seasonal variations may influence our results of operations.
17.	Information system failures, cyber incidents or breaches in security could adversely affect us.
18.	We are subject to counterparty risks under our FIT price support schemes and PPAs.
19.	Restrictive covenants and undertakings under our project financing arrangements and loan arrangements may limit the manner in which we operate and an event of default under the loan may adversely affect our operations.
20.	Our advance payments to our suppliers expose us to the credit risk of such suppliers, which may adversely affect our financial condition and results of operations.
21.	Future acquisitions, investments or alliances may have an adverse effect on our business.
22.	Problems with the quality or performance of our developed solar power projects could result in increased costs, damage to our reputation and loss of revenues and market share.

Risks Related to Doing Business in International Markets

1.	We conduct our business globally and are subject to global and local risks related to economic, regulatory, social and political uncertainties.
2.	Turbulence in global financial markets and economies may adversely affect the solar industry, the demand for solar project products, and our operating results, financial condition, liquidity and profitability.
3.	As a British Virgin Islands corporation, our business could be harmed due to EU Finance ministers’ jurisdictional ratings.
4.	Our business, prospects, financial condition, results of operations and cash flows may be adversely affected by developments that are beyond our control in other countries.
5.	Fluctuations in exchange rates may have a material adverse effect on your investment.

Risks Related to Our ADSs and Shares

1.	The market price for our ADSs may be volatile.
2.	The NYSE may delist our ADSs from trading on its exchange.
3.	We may need additional capital and may sell additional ADSs or other equity, equity-linked or debt securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.
4.	Future issuances of shares or ADSs may adversely affect the price of the ADSs.
5.	The depository for our ADSs may give us a discretionary proxy to vote our shares underlying your ADSs if you do not give voting instructions, which could adversely affect your interests.
6.	You may be subject to limitations on transfer of your ADSs.
7.	We may be a passive foreign investment company for U.S. Federal income tax purposes, which could result in adverse U.S. Federal income tax consequences to U.S. Holders of our ADSs or shares.
8.	We face a number of risks involving EMCs, PPAs and project-level financing arrangements, including failure or delay in entering into PPAs, defaults by counterparties and contingent contractual terms such as price adjustment, termination, buy-out, acceleration or other clauses, all of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
9.	Volatility in the prices of solar power projects may cause significant fluctuations or declines in our revenue.
10.	If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud and investor confidence and the market price of our ADSs may be adversely impacted.
11.	We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.
12.	You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law, conduct some of our operations in China and Europe, and some of our officers and directors reside outside the United States.
13.	Our existing principal shareholders have substantial influence over our Company, and their interests may not be aligned with the interests of our other shareholders.
14.	As a holder of our ADSs, you may not have the same voting rights as the holders of our shares and may not receive voting materials in time to be able to exercise your right to vote.
15.	You may not be able to participate in rights offerings and may experience dilution of your holdings as a result.
16.	If a United States person is treated as owning at least 10% of our ADSs or shares, such person may be subject to adverse U.S. federal income tax consequences.

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

Development of solar power projects also requires significant management attention to negotiate the terms of our engagement and monitor the progress of the projects which may divert management’s attention from other matters. Our revenue and liquidity may be adversely affected to the extent the market for solar power projects weakens or we are not able to successfully complete the customer acceptance testing due to technical difficulties, equipment failure, or adverse weather, and we are unable to sell our solar power projects at prices and on terms and timing that are acceptable to us, operate solar power projects and sell electricity to the local or national grid or other power purchasers such as commercial and industrial end users. As a result, we are subject to a variety of risks associated with intense market competition, changing regulations and policies, insufficient demand for solar power, technological advancements, failure of our power generation facilities and credit risks related to the power purchasers. If we cannot manage these risks, our business, financial condition and results of operations may be materially adversely affected.

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

We have relied on working capital, short-term and long-term financing, including development loan financings, construction loan financings and project financings, and capital market financings to fund our capital requirements and expect to continue to do so in the future. These financings, which consist of short-term borrowings, long-term borrowings, bond and other long-term liabilities, are primarily from financial institutions and fund investors globally, as well as financing lease companies in China. During 2024, we repaid debt totaling over $9.9 million. As of December 31, 2024, we had borrowings of $41.2 million and finance lease liabilities of $2.3 million. We had a working capital of $141.9 million as of December 31, 2024 and the amount of our borrowings and financing liabilities could constrain our operational flexibility, including requiring a substantial portion of our cash flows to be set aside to service our debt obligations, increasing our exposure to interest rate fluctuations and limiting our ability to obtain additional financing. Furthermore, governments may pass measures to tighten credit. All the above may impair our ability to obtain financing on favorable terms, or at all. In addition, we may not be able to raise necessary funding on favorable terms, or at all, to refinance our debt obligations. If our cash flows and capital resources are insufficient to service our debt obligations, our business, prospects and financial conditions may be materially and adversely affected. If we fail to obtain additional sources of financing, we may not be able to continue to fund our operations or business.

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

Solar power projects depend on the amount and intensity of sunlight, which is affected by weather and climate conditions. Any change of such conditions in the areas we operate that reduces solar radiation will adversely affect our business and results of operations. In addition, we may operate in areas that are under the threat of floods, earthquakes, landslides, mudslides, sandstorms, drought, or other inclement weather and climate conditions or natural disasters. If inclement weather or climatic conditions or natural disasters occur in areas where our solar power projects and project teams are located, project development, connectivity to the power grid and the provision of O&M services may be adversely affected. In particular, materials may not be delivered as scheduled and labor may not be available. As many of our solar power projects are located in the same region, such solar power projects may be simultaneously affected by weather and climate conditions, natural disasters, adverse work environments or a pandemic.

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

We rely on accounting, financial, operational, management and other information systems to conduct our operations. Our information systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by our employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy, artificial intelligence and other laws, significant legal and financial exposure, damage to our reputation or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Although we have implemented systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.

We are subject to counterparty risks under our FIT price support schemes and PPAs.

As an IPP, we generate revenue from the sale of electricity primarily pursuant to FIT price support schemes or PPAs, which subject us to counterparty risks with respect to regulatory regimes. Relevant regulatory authorities may retroactively alter their FIT price support regimes in light of changing economic circumstances.

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

We obtain financing from financial institutions and fund investors globally, as well as financing lease companies in China. These financing arrangements contain certain restrictive covenants that limit our ability to, among other things, (i) dispose of or provide guarantees, pledges or mortgages on our operating assets in any manner that will increase risk to the lenders, (ii) repay shareholders loans or loans from our related parties, (iii) distribute dividends to shareholders, (iv) enter into other financial obligations to third parties, (v) transfer shares, (vi) make investments, and (vii) take part in any mergers or acquisitions. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” With our expansion into the downstream solar power projects business, we may continue to incur additional development loans, construction loans and project financing in connection with the solar power projects. Any breach by us of the various undertakings and covenants in our existing or future financing arrangements may give such lenders the right to demand immediate repayment of the outstanding loan amounts. We cannot assure you whether we will be subject to, or be able to fulfill, such undertakings in the future. Any failure to maintain any of the above covenants or undertakings could result in an acceleration of obligations under the facility agreements, which would have a material adverse effect on our business. In addition, the breach of any of the covenants and undertakings in any loan agreement may trigger the cross-default provisions in substantially all of our financing arrangements and/or the cross-acceleration provisions in some of those financing arrangements, thereby giving the lenders the right to accelerate our loan repayment obligations. As a result, we are limited in how we conduct our business and may be unable to engage in certain business activities or finance our future operations or capital needs.

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

EU Finance ministers rate jurisdictions for tax rates and tax transparency, governance and real economic activity. Countries that are viewed by such finance ministers as not adequately cooperating, including by not implementing sufficient standards in respect of the foregoing, may be put on a “grey list” or a “blacklist.” We are a British Virgin Islands corporation. As of October 17, 2023, following a supplementary review by the EU, the British Virgin Islands was removed from the EU list of non-cooperative jurisdictions for tax purposes. The British Virgin Islands had been added to the list in February 2023 due to non-compliance with the Organisation For Economic Co-operation and Development’s standards on exchange of information following a review which took place during the period from 2016-2020 and which did not take into account (a) the necessary focus on the extensive reconstruction of the jurisdiction following Hurricane Irma in September 2017; nor (b) the more recent comprehensive changes to the corporate and other legislation in the British Virgin Islands designed to implement the required standards. The British Virgin Islands continues to be committed to implementing reforms and to maintain the highest international standards on transparency and regulation but the jurisdiction remains.

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

Our business, financial condition, results of operations and cash flows depend partially on the level of economic activity, government and foreign exchange policies and political and economic developments in our other principal targeted international markets outside of China, such as the United States, Poland, Hungary, Spain, France, UK, Germany and Italy. Our business, revenues and prospects, as well as our financial condition, results of operations, cash flows and the market price of our ADSs, may also be materially and adversely affected by developments in international markets relating to inflation, interest rates, currency fluctuations, government subsidies, taxation, expropriation, as well as any protectionism, exchange control regulations, price and wage controls, social instability or other political, economic or diplomatic developments. We have no control over these conditions and developments which could adversely affect us and our business, financial condition, results of operations and cash flows or the price or market of our ADSs. See additional risks in “Item 1A. Risk Factors—Risks Related to Our ADSs and Shares.”

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

If we are unable to maintain compliance with the NYSE listed company rules, the market price of our securities could decline significantly.

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

We will be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for any taxable year if, applying applicable look-through rules, either (i) at least 75% of our gross income for such year is passive income or (ii) at least 50% of the value of our assets (generally determined based on an average of the quarterly values of the assets) during such year is attributable to assets that produce or are held for the production of passive income. A separate determination must be made after the close of each taxable year as to whether we were a PFIC for that year. Although the application of the PFIC rules is unclear in many important respects and the required calculations yield results very close to the line, based on the market price of our ADSs, the value of our assets, and the composition of our income and assets, we do not believe that we were a PFIC for our taxable year ended December 31, 2024, but there can be no assurances in this regard. The determination of PFIC status involves extensive factual investigation, including ascertaining the fair market value of all of our assets on a quarterly basis and the character of each item of income that we earn, and is subject to uncertainty in several respects. Accordingly, we cannot guarantee that the U.S. Internal Revenue Service, or IRS, will agree with any positions that we take or that we will not be treated as a PFIC for our taxable year ended December 31, 2024, or any future taxable year.

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

A system of financial controls and procedures is necessary to ensure that information about our financial results is recorded, processed, summarized, and reported in an accurate and timely fashion. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation may be harmed. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to implement or maintain effective internal control systems required of U.S. public companies could also restrict our access to the capital markets. The occurrence of any of the foregoing would also require additional financial and management resources.

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

Mr. Himanshu H. Shah, our chairman of the Board, beneficially owned about 36.67% of our shares. Mr. Shah serves as President and Chief Investment Officer of Shah Capital Management, Inc., which beneficially owned 36.56% of our shares. Shah Capital Management, Inc. serves as investment adviser to Shah Capital Opportunity Fund LP, which beneficially owned 35.81% of our shares. Additionally, under the Amended and Restated Investor Rights Agreement, Shah Capital Opportunity Fund LP has rights to nominate three designees for election and/or appointment to the Board. As such, Mr. Shah has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ADSs. For example, holders of a majority of our shares entitled to vote in a duly convened and constituted shareholders’ meeting may pass a shareholders’ resolution to permit the issuance of preferred shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our existing shares. Preferred shares could thus be issued with terms that would delay or prevent a change in control. These actions may be taken even if they are opposed by our other shareholders and holders of our ADSs.

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

Governance

The Board, in coordination with the Risk Management Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Risk Management Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Risk Management Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Risk Management Committee discuss the Company’s approach to cybersecurity risk management with the members of the Cybersecurity Council (Risk Management Team), which includes the Company’s Information Technology Engineer (“IT Engineer”), Compliance Officer and Chief Financial Officer (“CFO”). The Risk Management Team continuously monitors cybersecurity risks and implements updates to enhance the Company’s IT security framework. Additionally, the Compliance Officer issues quarterly reminders to all employees regarding cybersecurity practices and wire fraud prevention measures.

The IT Engineer, in coordination with the Cybersecurity Council, which includes our Chief Executive Officer (“CEO”), CFO and Compliance Director works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the IT Engineer and the Cybersecurity Council monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Risk Management Committee when appropriate.

The Company’s IT Engineer, CEO, CFO and Compliance Director each hold undergraduate and graduate degrees in their respective fields, and each have over 25 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Previous cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. However, risks from cybersecurity threats could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. See “Information system failures, cyber incidents or breaches in security could adversely affect us” under Item 1A. Risk Factors for a discussion of cybersecurity risks.

Item 2.Properties

Our principal executive offices are located at 149 Water Street, Suite 302, Norwalk, CT 06854, U.S.A. Our registered office is located at the offices of Harneys Corporate Services Limited, Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, VG1110, British Virgin Islands. Our agent for service of process in the United States is CT Corporation System, located at 111 Eighth Avenue, New York, New York 10011. As of December 31, 2024, we conduct our business primarily through the following subsidiaries, offices, and registered business entities:

British Virgin Islands (BVI):

●	ReneSola Investment Management Ltd.: Our wholly owned subsidiary incorporated in the British Virgin Islands in December 2014 to engage in investments in the solar industry, as well as holding our solar power projects;

Luxembourg:

●	RE PV S.à r.l.: A joint venture subsidiary with Eiffel Energy Transition Fund S.L.P incorporated in Luxembourg in March 2021 to conduct solar power project development business;
●	Emeren New Energy S.à r.l.: Our wholly owned subsidiary incorporated in Luxembourg in March 2012 to engage in trading and investments in the solar industry, as well as holding our solar power projects in Europe and Canada;
●	Luxembourg Office Location: 16A, avenue de la liberte, L-1930, Luxembourg;

United States of America (USA):

●	Emeren US, LLC: Our wholly owned subsidiary incorporated in the United States to engage in trading and investments in the solar industry, as well as holding our solar power projects in the United States of America;
●	Norwalk, Connecticut Office Location: 149 Water Street, Suite 302, Norwalk, Connecticut, 06854;
●	Pleasanton, California Office Location: 5000 Hopyard Road, Suite 302, Pleasanton, California, 94588;

Canada:

●	Emeren Power Canada.: Our wholly owned subsidiary incorporated in Canada in October 2017 to conduct solar power project development business;

Austria:

●	Emeren New Energy Austria GmbH: Our wholly owned subsidiary incorporated in Austria in July 2014 for the planning and construction of solar power systems, regional EPC service, and managerial support;
●	Vienna, Austria Office Location (Europe HQ): Lothringerstrasse 16/11 1030 Vienna, Austria;

Poland:

●	Emeren Poland sp. z o.o.: Our wholly owned subsidiary incorporated in Poland in July 2015 to conduct EPC business;
●	Warsaw, Poland Office Location: ul. Żelazna 59, 00-848 Warsaw, Poland;

Hungary:

●	Emeren Hungary Kft: Our wholly owned subsidiary incorporated in Hungary in December 2017 to conduct solar project development and EPC business;
●	Budapest, Hungary Office Location: 17 Síp utca, 1075 Budapest, Hungary;

France:

●	EMEREN France S.A.R.L: Our wholly owned subsidiary incorporated in France in October 2017 to conduct solar power project development business;
●	Lyon, France Office Location: Wojo – Grand Hotel Dieu, 4 place Amédée Bonnet, CS 20265, 69289, Lyon Cedex 02, France;

Spain:

●	EMEREN NEW ENERGY SPAIN, S.L.: Our wholly owned subsidiary incorporated in Spain in June 2017 to conduct solar power project development business;
●	Madrid, Spain Office Location: Calle María de Molina, 39, 3rd Floor, 28006, Madrid Spain;

United Kingdom (UK):

●	Emeren UK LTD: Our wholly owned subsidiary incorporated in the UK in August 2015 to conduct solar power project development business;
●	London, England Office Location: 25 Eccleston Place, London, England, SW1W 9NF;

Italy:

●	Emeren New Energy Italy S.r.l.: Our wholly owned subsidiary incorporated in Italy in December 2021 to conduct solar power project development business;
●	Milan, Italy Office Location: Via Filippo Carcano 6, 20149 Milano, Italy;

Germany:

●	Emeren Germany GmbH: Our wholly owned subsidiary incorporated in Germany in December 2021 to conduct solar power project development business;
●	Berlin, Germany Office Location: Rosenstrasse 2, 10178 Berlin, Germany;

China:

●	Emeren (Zhejiang) PV Power Co., Ltd.: Our wholly owned subsidiary incorporated in China in August 2017 to hold our Chinese subsidiaries;
●	Zhejiang Emeren Investment Ltd.: Our partially owned 59.87% subsidiary, incorporated in China in February 2015 to engage in trading and investments in solar industry, as well as holding our project companies in China;
●	Emeren Power Shanghai LTD: Our wholly owned subsidiary incorporated in China in August 2017 to engage in project management and technology support.
●	Jiaxing, Zhejiang Office Location: Room 3, East Floor, Complex Building, No. 5, Yaozhuang Gymnasium, No. 266 and 268 Hebin Road, Yaozhuang Town, Jiashan County, Jiaxing City, Zhejiang Province;
●	Shanghai, China Office Location: Room H-I, Floor 9, Huamin Hanzun International Building, No. 728 Yan’an West Road, Changning District, Shanghai 200050, China;

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our American Depositary Shares (ADSs), each representing ten ordinary shares, are listed on the New York Stock Exchange under the symbol “SOL”.

Holders of Common Equity

As of March 15, 2025, the Company had 513,216,222 common shares outstanding, with each 10 common shares represented by one ADSs, held by 108 shareholders of record.

Dividend Policy

We have never declared or paid dividends, nor do we have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future. We currently intend to retain our available funds and any future earnings to operate and expand our business.

Issuer Purchases of Equity Securities

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire (the “repurchase plan”). In February 2024, we announced that our Board of Directors approved, under the repurchase plan, an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the Company’s future growth. During 2024, we repurchased 33,988,150 no par value shares for $7.2 million. No shares were repurchased during the fourth quarter of 2024. As of December 31, 2024, we have $0.9 million left under our repurchase plan.

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

Overview

During 2024, we had $92.1 million in revenue, $24.1 million in gross profit, a 26.2% gross margin and $0.5 million loss from operations. An unrealized foreign exchange loss due to U.S. dollar strength negatively impacted net income by approximately $8.5 million, resulting in a net loss of $11.6 million.

Our IPP and DSA businesses remained strong, continuing to drive high-margin revenue and contracted cash flow visibility.

We achieved significant milestones across key markets in the last quarter of 2024, further strengthening our position in renewable energy monetization and energy storage. Our strategic accomplishments across Europe, the U.S., and China demonstrate our ability to efficiently execute projects, expand our portfolio, and enhance contracted cash flow generation.

Europe

●	Completed the COD sale of a 17 MW solar project portfolio in Poland, with 15 MW under a PPA, reinforcing our presence in a key market.
●	Executed a 462 MW DSA of battery energy storage system (BESS) in Italy with Arpinge, expanding our footprint in energy storage.
●	Finalized the sale of 65 MW of solar projects to Trina in Germany through a mixed DSA/SPA structure, reflecting the strength of our development partnerships.

United States

●	Closed the COD sale of 2.8 MW of community solar projects to Altus Power, demonstrating progress in the distributed generation segment.

China

●	Commissioned an 18 MWh BESS project, successfully integrating it into Huaneng Power International's Virtual Power Plant (VPP) platform, strengthening our participation in China's evolving energy market.

These achievements highlight our ability to execute across multiple regions, ensuring efficient project monetization, expanding our renewable energy portfolio, and strengthening contracted cash flow generation.

An overview of each of our business lines is discussed below:

DSA

The DSA business continued to serve as a cornerstone of our high-margin growth strategy, providing strong revenue visibility while enabling us to monetize projects at early and mid-development stages. Our DSA model also expanded in key markets, generating approximately $9.5 million, 28% of the quarterly revenue, primarily from Italy and Germany in the last quarter of 2024. In 2024, we generated $19.0 million in DSA revenue, about 21% of total revenue, reflecting successful contract execution and geographic expansion.

As of December 31, 2024, we have secured DSA contracts with nine partners, covering 40 projects totaling over 2.8 GW, of which 85% are BESS and 15% are PV. These agreements are expected to generate over $84.0 million in contracted revenue over the next two to three years, further reinforcing our financial stability. Additionally, 2.5 GW of DSAs remain under negotiation, representing a potential revenue pipeline of approximately $100.0 million.

Solar Power Project Development

In addition to completing major transactions in Poland and the U.S., we remained active in markets with strong long-term demand for renewable energy. Our solar development business continued to drive monetization opportunities, leveraging our expertise in advancing projects from development to sale. In 2024, we successfully monetized approximately 200 MW of solar PV projects, including 65 MW in Germany, 57 MW in France, 42 MW in Spain, 16 MW in China, 17 MW in Poland, and 3 MW in the U.S. We also monetized over 1.3 GW of BESS projects, with 1,210 MW (4 to 8 hours) in Italy, 72 MW in the U.S., and 18 MW (2 hours) in China. These achievements reflect our disciplined approach to capital recycling while maintaining a robust development pipeline to support future growth, reinforcing our position as a leader in the sector.

IPP

The IPP segment remained a cornerstone of our profitability, providing stable and predictable cash flows through long-term operating assets. In 2024, IPP revenue accounted for approximately 31% of total revenue and 64% of total gross profit, underscoring its high-margin contribution to our financial performance. The segment generated $28.9 million in 2024, slightly down from the previous year due to seasonality.

Our well-balanced IPP portfolio spans Europe and China, with a growing U.S. presence. In the last quarter of 2024, we optimized assets, including Branston in the U.K., and advanced our energy storage integration strategy. Notably, our newly commissioned 18 MWh BESS in China is now fully integrated into Huaneng Power International’s Virtual Power Plant (VPP) platform, enhancing grid stability and efficiency.

With China’s merchant power market opening in 2025, our BESS assets are well-positioned to capitalize on price arbitrage, further strengthening long-term profitability and financial resilience.

Looking Forward

The renewable energy sector is benefiting from strong tailwinds, driven by the global shift toward sustainability and the increasing role of solar and energy storage to meet rising power demand. We expect that our disciplined execution, contracted revenue base, and expanding presence in high-margin segments position us for sustained growth. We remain focused on leveraging our strengths in DSA, IPP and energy storage to drive long-term value creation. With a clear strategy, strong financial foundation, and commitment to innovation, we believe that we will be able to capitalize on industry momentum and deliver lasting shareholder value.

Overview of Financial Results

Net Revenue

We are a solar/storage project developer and operator, with our revenues mainly generated from our solar/storage power projects. Set forth below is the breakdown of our net revenue by segment.

The Company has four reportable segments, including solar/storage power project development, EPC services, electricity generation and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in others.

	Year ended December 31, 2024
	Solar power project	Electricity	EPC
	development	generation (1)	services	DSA	Others	Total

	in thousands
Net revenues	$25,874	$28,903	$17,332	$18,959	$999	$92,067
Gross profit (loss)	$3,230	$15,410	$(1,419)	$6,007	$894	$24,122

	Year ended December 31, 2023
	Solar power project	Electricity	EPC
	development	generation (1)	services	DSA	Others	Total

	in thousands
Net revenues	$25,152	$29,405	$43,902	$6,323	$860	$105,642
Gross profit (loss)	$8,804	$14,903	$(1,825)	$2,484	$647	$25,013
(1)	The weighted-average capacity factors can vary based on seasonality and weather. Changes in climate, geography, weather patterns, and other phenomena in the regions where we operate may significantly affect our business. As a result, our IPP electricity production and amount of electricity sold and therefore our IPP revenue tend to be higher during periods or seasons when there is more irradiation.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a robust pipeline of projects around the world.

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Years ended December 31,
	2024	2023

	in thousands
China	$17,831	$14,803
United States	7,273	1,090
Germany	—	2,435
UK	11,277	12,754
Spain	815	—
France	997	9
Poland	17,820	25,655
Italy	18,959	6,901
Hungary	16,439	41,995
Luxembourg	656	—
Total	$92,067	$105,642

We expect the revenue from solar/storage power project continue to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar/storage power projects;
B.	acquisition costs of solar/storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar/storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	overhead allocation cost (including utilities, maintenance and other support expenses);
F.	interest costs capitalized for solar/storage power projects during construction period; and
G.	site-specific costs

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

Our gross margin increased to 26.2% in 2024 from 23.7% in 2023 primarily due to the favorable margin within DSA and electricity generation that we provided.

Operating Expenses

Our operating expenses primarily include sales and marketing expenses, general and administrative expenses and other operating income and expenses and impairment loss of assets.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, bonuses and pensions for our sales personnel, commission paid to our sales agents, outbound freight, travel and other sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses and benefits for our administrative and management personnel, consulting and professional service fees, bad debt provision, share-based compensation expenses and benefits, and travel and related costs incurred by our administrative and management personnel.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible for tax purposes. As a result, the Company has recognized a valuation allowance of $18.4 million and $19.2 million as at December 31, 2024 and 2023, respectively.

In 2024, we had overseas operations in the jurisdiction of the United States, the United Kingdom, Poland, Hungary, Spain, France, Germany, Italy, Luxembourg and China. The corporate income tax rates in these jurisdictions range from 0% to 30.2%.

Segment Operations

We currently separate our business into four reportable segments, including solar/storage power project development, electricity generation, EPC services and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in others.

Results of Operations

The following table presents a summary of our consolidated results of operations for the years ended December 31, 2024, and 2023.

	Years ended December 31,
	2024	2023

	(In thousands, except share and per share amounts)
Net revenues:
Solar power project development	$25,874	$25,152
Electricity generation	28,903	29,405
EPC services	17,332	43,902
DSA	18,959	6,323
Others	999	860
Total net revenues	92,067	105,642
Cost of revenues	(67,945)	(80,629)
Gross profit	24,122	25,013

Operating expenses:
Sales and marketing	(183)	(398)
General and administrative	(23,131)	(25,961)
Other operating expenses, net	(1,312)	(5,624)
Impairment loss of assets	—	(1,691)
Total operating expenses	(24,626)	(33,674)

Loss from operations	(504)	(8,661)

Other (expenses) income:
Interest income	1,429	1,794
Interest expense	(1,988)	(2,205)
Investment (loss) gain	(4)	278
Unrealized foreign exchange (loss) gain	(8,522)	5,892
Total other income (expense), net	(9,085)	5,759

Loss before income tax	(9,589)	(2,902)
Income tax expense	(2,021)	(2,529)

Net loss	(11,610)	(5,431)
Less: Net income (loss) attributed to non-controlling interests	867	(2,245)
Net loss attributed to Emeren Group Ltd	$(12,477)	$(3,186)

Loss attributed to Emeren Group Ltd per ADS*
Basic	$(0.24)	$(0.06)
Diluted	$(0.24)	$(0.06)

Weighted average number of ADS* used in computing loss per ADS*
Basic	51,845,257	56,526,716
Diluted	51,845,257	56,526,716

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Revenue. Our net revenue decreased from $105.6 million in 2023 to $92.1 million in 2024 primarily due to (i) revenue from electricity generation decreased by $0.5 million; and (ii) revenue from EPC services decreased by $26.6 million, partially offset by revenue from solar power project development increased by $0.7 million and DSA and others increased by $12.7 million, due to timing of project completion. The decrease in EPC services revenue was driven by the Company’s strategy in prioritizing DSA revenue in 2024. We monetized about a total of 1,300 MW of BESS projects and 199 MW of solar projects during 2024. The BESS projects primarily included over 1,200 MW BESS under DSA in Italy, over 18 MW BESS grid connection in China. The solar projects primarily included 65 MW in Germany, 57 MW in France, 42 MW in Spain, 17 MW in Poland, 4 MW in China, 3 MW in US and over 11 MW solar grid connection in China during 2024.

Cost of Revenue. Our cost of revenue decreased from $80.6 million in 2023 to $67.9 million in 2024. Our cost of revenue associated with solar power project primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and others indirect cost related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in revenue in 2024.

Gross Profit. Gross profit for 2024 was $24.1 million, compared to a gross profit of $25.0 million in 2023. The increased percentage in gross margin was caused by the favorable margin within DSA and electricity generation that we provided.

Sales and Marketing Expenses. Sales and marketing expenses were $0.4 million in 2023 and $0.2 million in 2024.

General and Administrative Expenses. General and administrative expenses decreased from $26.0 million in 2023 to $23.1 million in 2024. The decrease was mainly from professional fees due to project cancellation by $2.4 million, stock-based compensation by $1.1 million, credit losses by $0.2 million and partially offset by increase in payroll expense by $1.5 million.

Other Operating Expenses. Other operating expense decreased from $5.6 million in 2023 to $1.3 million in 2024. The decrease was mainly due to the absence of a loss on sale of power station of $2.1 million and management incentive of $0.5 million incurred in 2023, as well as decrease in project cancellations by $0.7 million in 2024.

Impairment Loss of Assets. Impairment loss on assets was $1.7 million in 2023 and zero in 2024. The 2023 impairment loss on assets was mainly from the impairment of goodwill and long-lived assets that did not reoccur in 2024.

Interest Income and Expenses. Our interest income decreased from $1.8 million in 2023 to $1.4 million in 2024, primarily due to the decrease in interest income received from cash deposits. Our interest expenses decreased from $2.2 million in 2023 to $2.0 million in 2024, primarily due to the decreased average outstanding principal of finance leases in 2024.

Investment Gain (Loss). Investment gain (loss) was $0.3 million in 2023, and ($0.01) million in 2024. The investment gain consists of gain from U.S. treasury notes in 2023.

Unrealized foreign Exchange (Loss) Gain. Unrealized foreign exchange gain was $5.9 million in 2023 and unrealized foreign exchange loss was ($8.5) million in 2024 primarily due to the strengthening of USD against EUR in 2024.

Income Tax Expense. Income tax expense decreased from $2.5 million in 2023 to $2.0 million in 2024. The income tax expense in 2024 mainly resulted from the taxable income from the UK, Italy and Hungary.

Net loss. As a result of the foregoing, we had a net loss of $11.6 million in 2024, compared to net loss of $5.4 million in 2023.

Liquidity and Capital Resources

For the year ended December 31, 2024, we had generated negative operating cash flow of $4.2 million, and incurred loss from operations of $0.5 million and we repaid borrowings, finance lease and failed sales-leaseback financing of $9.9 million in 2024. As of December 31, 2024, we have a positive working capital of $141.9 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in 2025 and will be sufficient for the next 12 months from the issuance date of this Annual Report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of our company.

As of December 31, 2024, significant components of our working capital were as follows:

●	Total current assets were $191.4 million, including cash and cash equivalents of $50.0 million.
●	Total current liabilities were $49.5 million.
●	We had current project assets of $54.3 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

Cash generated from operations, external financing, and related party credit are our primary sources of operating liquidity, and we believe that cash flows from operations combined with our existing cash and cash equivalents, and facilities currently available, and those expected to be renewed will be sufficient to satisfy our obligations when they become due.

Borrowings

Short-term Borrowings

As of December 31, 2024, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term Borrowings and Other Liabilities

In January 2021, our United Kingdom (“UK”) subsidiary obtained a long-term loan by a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of December 31, 2024, the balance of this long-term borrowing was $0.02 million.

In January 2022, our Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of December 31, 2024, the long-term borrowings were $22.3 million including current of $0.9 million and non-current of $21.4 million.

In September 2022, our RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature on December 2025. As of December 31, 2024, the shareholder loan balance was $0.1 million.

In February 2023, our Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature on December 2025. As of December 31, 2024, the balance of the shareholder loan was $0.3 million.

In November 2023, China subsidiary obtained a long-term loan by a bank in the RMB totally RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of December 31, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of December 31, 2024, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of December 31, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

The long-term loans obtained by the Company’s China subsidiary in November 2023, March 2024, and July 2024 are guaranteed by another subsidiary of the Company. These loans are also collateralized by the underlying assets of the solar project with a carrying amount of $3.2 million (RMB 23.5 million), as well as a 100% equity interest in a subsidiary and the rights to the future power generation income. The accounts receivable related to electricity generation revenue in China remain on the Company’s consolidated balance sheet, as the transaction is accounted for as a secured borrowing under ASC 860. The Company continues to collect customer payments for the pledged accounts receivable.

Contractual Obligations

The following table sets forth our known contractual obligations as of December 31, 2024:

	Payments Due by Period
		less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

	(in thousands)
Operating leases	$37,929	$1,633	$3,726	$2,984	$29,586
Capital commitment	2,384	2,384	—	—	—
Failed sales-leaseback and finance lease liabilities, including current portion	20,775	5,819	9,438	4,461	1,057
Long-term borrowings	43,353	1,546	2,436	2,436	36,935
Total	$104,441	$11,382	$15,600	$9,881	$67,578

Historical Cash Flows

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(4,293)	$(23,488)
Net cash (used in) provided by investing activities	(15,470)	15,309
Net cash used in financing activities	(5,849)	(25,263)
Net decrease in cash, cash equivalents and restricted cash	(20,162)	(37,114)

Cash Flows from Operating Activities

The decrease in net cash used in operating activities by $19.2 million was mainly driven by improved working capital management and other operation factors such as: favorable turnover of accounts receivable, trade and unbilled by $41.9 million, increase in cash inflows from prepaid expenses and other current assets by $7.0 million, increase in cash inflows from advances to suppliers by $6.5 million and increase in cash inflows from project assets by $7.4 million, offset by increase in cash outflows from other non-current assets by $9.4 million, increase in cash outflows from amounts due to related parties by $3.7 million, increase in cash outflows from other current liabilities by $3.5 million, increase in cash outflows from accounts payable by $10.8 million, other increase in cash outflows by $4.3 million (i.e. income tax payable and advances from customers) and additional cash outflows of $10.6 million due to factors such as reductions in allowance for credit losses, impairment loss of assets and loss on disposal of property and equipment and net loss.

Cash Flows from Investing Activities

The increase in net cash used in investing activities by $31.0 million was mainly attributable to the increase in the purchases of property, plant and equipment by $5.0 million, decrease in proceeds of non-financial assets in subsidiary by $15.9 million and decrease in proceeds from sale of U.S. treasury note by $9.9 million.

Cash Flows from Financing Activities

The decrease in net cash used in financing activities by $19.4 million was mainly attributable to the decrease in repurchase of shares by $14.7 million, increase in proceeds from banks and other third-party borrowings by $1.9 million and decrease in repayment of finance lease obligations by $3.5 million.

●Research and Development, Patents and Licenses, Etc.

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

According to a publication from the Office of Policy of the U.S. Department of Energy in August 2024, electricity demand is forecasted to grow substantially in the United States over the next decade. We are seeing similar trends of increasing electricity demand in other countries, including in those in which we operate. We believe that such increase in electricity demand is helping to, and will continue to help to, increase demand for energy storage solutions globally, including for our energy storage solutions. Electricity demand, and in turn related energy storage demand, is being driven and we believe will continue to be driven, primarily by new data centers, artificial intelligence, new manufacturing facilities, and sector-wide electrification.

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments or events for the period from January 1, 2024 to December 31, 2024 or for the current financial year that are reasonably likely to have a material adverse effect on our net revenue, income, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial conditions.

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

Although the EPC contract usually clearly states a fixed unit price and the estimated total contract amount, the total contract amount is subject to variable consideration due to the difference between actual grid-connection capacity and estimated grid-connection capacity. The Company usually makes a reasonable estimation of grid-connection capacity, which represents a form of variable consideration. The variable consideration is estimated at the contact inception at the best estimate based on relevant experience and historical data and updated at the end of each reporting period as additional performance data becomes available and only to the extent that it is probable that a significant reversal of any revenue recognized will not occur.

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

Accounts receivable from such FIT are expected to be collected beyond 12 months, i.e. collection are expected within 5 years from the day of recognizing the account receivable. Thus, the Company considers that the settlement terms to contain significant financing component and accordingly the amount of consideration is adjusted for the effects of the time value of money taking into consideration the credit characteristics of the relevant counterparties and are discounted at an effective interest rate of 4.75% based on the average borrowing rate in accordance with the financial institution. The Company recorded discounted receivable and as a non-current asset accordingly.

As of December 31, 2024, there are $3.8 million of FIT receivables classified as current and $17.2 million classified as non-current. As of December 31, 2023, there are $3.5 million FIT receivables classified as current and $16.4 million classified as non-current. Historically, the Company has not been exposed to material risks due to changes in interest rates and changes in estimation of collection; however, the future interest income may decrease or interest expenses on borrowings may increase due to changes in market interest rates. Also, as the receivable collection relies heavily based on the PRC government policies, the estimation of collection may adjust based on the changes in government policies as well as the market conditions. Revenue recognized from electricity generation was $28.9 million and $29.4 million for the years ended December 31, 2024 and 2023, respectively.

DSA

The Company provides one distinct performance obligation which is the relevant development activities under the DSA contracts.  DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method on project companies controlled by the customer.

The over time revenue recognition requires the Company to make estimates of net contract revenues and costs to complete the development activities. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues. Significant judgment is also required to evaluate assumptions related to the costs to complete the relevant development activities.

Although the DSA contract usually clearly states a fixed unit price and the estimated total contract amount, the total contract amount is subject to variable consideration. The variable consideration is estimated at the contract inception at the best estimate based on relevant experience and historical data and updated at the end of each reporting period as additional performance data becomes available and only to the extent that it is probable that a significant reversal of any revenue recognized will not occur.

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

Impairment losses of long-lived assets for the years ended December 31, 2024 and 2023 were zero and $0.7 million, respectively. Impairment losses of these assets represented the difference between the carrying amount and fair value less cost to sell as a result of committed sale plans of solar power plants originally owned and operated by the Company for electricity generation.

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

The Company performs goodwill impairment testing at the reporting unit level on December 31 annually and more frequently if indicators of impairment exist. During the year ended of December 31, 2024 and 2023, the Company recorded zero and $1.0 million as impairment loss of goodwill, respectively.

Allowance for credit losses

The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. The Company estimates allowances for credit losses using relevant available information from both internal and external sources. In establishing the allowances, management considers historical losses, the financial condition, the accounts receivables aging, the payment patterns and the forecasted information upon the use of the Current Expected Credit Loss Model (“CECL Model”) in accordance with ASC 326, Financial Instruments - Credit Losses. The Company monitors the estimated credit losses associated with its trade accounts receivable and unbilled accounts receivable based primarily on its collection history, and the delinquency status of amounts owed to the Company, which is determined based on the aging of such receivables. Such methods and estimates are adjusted, as appropriate, for relevant past events, current conditions, and reasonable and supportable forecasts. The Company recognizes write-offs within the allowance for credit losses when cash receipts associated with its financial assets are deemed uncollectible. During the years ended December 31, 2024, and 2023, the Company recorded credit losses of $3.5 million and $2.9 million, respectively.

Refer to Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report for further discussion of other accounting policies and estimates.

Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-04: Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03: Income Statement – Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.  The Company adopted ASU No. 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU No. 2023-07 addresses only disclosures, the adoption of ASU No. 2023-07 did not have a significant impact on its consolidated financial statements. For additional information, see Note 18, “Segment Reporting”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Emeren Group Ltd

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emeren Group Ltd (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue recognition on sales of project asset rights and on engineering, procurement and construction ("EPC") services

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognized revenue from sales of project asset rights which are recognized at a point in time once the control of the project rights is transferred to the customer. Revenue for providing EPC services is recognized over time following the percentage completion method. For the year ended December 31, 2024, the Company recognized $25.2 million from sales of project asset rights and $43.9 million from EPC services.

We identified the revenue recognition on sales of project asset rights and on EPC services as a critical audit matter due to significant judgment made by management in estimating the variable consideration of the sales of the project asset rights as well as estimating the total cost of a project and the percentage of completion of EPC services. These management judgments in turn led to a high degree of auditor judgment, subjectivity, and effort in planning and performing procedures and evaluating audit evidence relating to management's estimate of variable consideration, total cost of a project, and percentage of completion of EPC services.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures in relation to the revenue recognition on sales of project asset rights and on EPC services included the following, among others:

●	obtained an understanding and evaluated the design of controls over management’s process of developing the estimated variable consideration on sales of project asset rights, the total cost of a project, and the percentage of completion of EPC services;
●	performed a retrospective review of management’s prior estimates to assess the historical accuracy of management’s estimated variable consideration, the total actual cost of a project, and the actual collection subsequently on sales of project asset rights;
●	inquired with project personnel regarding construction progress and project status, tested on sampling basis to evaluate the accuracy of the information
●	evaluated the reasonableness of significant estimates and assumptions used by management to develop its cost estimates through vouching to and reviewing key terms of the contracts, and tested the actual costs incurred through inspection of underlying source documents on sampling basis; and
●	tested the mathematical accuracy of management’s calculation of revenue for each performance obligation that can be recognized in a given period.

/s/ UHY LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 24, 2025

EMEREN GROUP LTD

CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of December 31,
	Notes	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	2	$50,012	$70,174
Accounts receivable trade, net	4	21,121	27,123
Accounts receivable unbilled, net	4	41,330	59,598
Advances to suppliers		568	4,283
Value added tax recoverables		8,005	7,103
Project assets, current	6	54,267	39,914
Prepaid expenses and other current assets, net	5	16,085	18,255
Total current assets		191,388	226,450

Property, plant and equipment, net	7	194,839	163,114
Project assets, non-current	6	14,444	36,610
Operating lease, right-of-use assets	17	19,931	21,057
Finance lease, right-of-use assets	9	4,574	14,192
Other non-current assets	4	22,390	16,928
Total assets		$447,566	$478,351

The accompanying notes are an integral part of these consolidated financial statements.

EMEREN GROUP LTD

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of December 31,
	Notes	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$11,892	$16,203
Advances from customers	2	5,042	5,375
Amounts due to related parties	16	4,028	4,967
Long-term borrowings, current	9	1,181	1,385
Income tax payable		606	2,102
Salaries payable		1,265	718
Operating lease liabilities, current	17	659	363
Failed sales-leaseback and finance lease liabilities, current	9	5,014	4,559
Other current liabilities	10	19,831	21,320
Total current liabilities		49,518	56,992

Long-term borrowings, non-current	9	23,515	22,685
Operating lease liabilities, non-current	17	19,252	20,575
Failed sales-leaseback and finance lease liabilities, non-current	9	13,767	11,258
Deferred tax liabilities	8	3,494	3,532
Total liabilities		109,546	115,042

Commitments and contingencies	17

Shareholders’ equity
Common shares (1,000,000,000 shares and 1,000,000,000 shares; no par value, authorized at December 31, 2024 and 2023; 652,821,742 shares issued and 513,216,222 shares outstanding at December 31, 2024; 651,821,742 shares issued and 546,204,372 shares outstanding at December 31, 2023)		806,714	806,714
Additional paid-in capital		15,104	14,728
Treasury stock, at cost (124,703,920 and 90,715,770 shares as of December 31, 2024 and 2023, respectively)		(49,146)	(41,938)
Accumulated deficit		(453,040)	(440,563)
Accumulated other comprehensive loss		(19,116)	(13,629)

Emeren Group Ltd shareholders’ equity		300,516	325,312
Non-controlling interest		37,504	37,997
Total shareholders’ equity		338,020	363,309

Total liabilities and shareholders’ equity		$447,566	$478,351

The accompanying notes are an integral part of these consolidated financial statements.

EMEREN GROUP LTD

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Years ended December 31,
	2024	2023
Net revenues:
Solar power project development	$25,874	$25,152
Electricity generation	28,903	29,405
EPC services	17,332	43,902
DSA	18,959	6,323
Others	999	860
Total net revenues	92,067	105,642
Cost of revenues	(67,945)	(80,629)
Gross profit	24,122	25,013

Operating expenses:
Sales and marketing	(183)	(398)
General and administrative	(23,131)	(25,961)
Other operating expenses, net	(1,312)	(5,624)
Impairment loss of assets	—	(1,691)
Total operating expenses	(24,626)	(33,674)

Loss from operations	(504)	(8,661)

Other (expenses) income:
Interest income	1,429	1,794
Interest expense	(1,988)	(2,205)
Investment (loss) gain	(4)	278
Unrealized foreign exchange (loss) gain	(8,522)	5,892
Total other (expense) income, net	(9,085)	5,759

Loss before income tax	(9,589)	(2,902)
Income tax expense	(2,021)	(2,529)

Net loss	(11,610)	(5,431)
Less: Net income (loss) attributed to non-controlling interests	867	(2,245)
Net loss attributed to Emeren Group Ltd	$(12,477)	$(3,186)

Loss attributed to Emeren Group Ltd per ADS*
Basic	$(0.24)	$(0.06)
Diluted	$(0.24)	$(0.06)
Weighted average number of ADS* used in computing loss per ADS*
Basic	51,845,257	56,526,716
Diluted	51,845,257	56,526,716
*	Each American depositary shares (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these consolidated financial statements

EMEREN GROUP LTD

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts expressed in U.S. dollars in thousands)

	Years ended December 31,
	2024	2023
Net loss	$(11,610)	$(5,431)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,853)	31
Other comprehensive (loss) income	(6,853)	31
Comprehensive loss	(18,463)	(5,400)
Less: Comprehensive loss attributed to non-controlling interests	(499)	(3,354)
Comprehensive loss attributed to Emeren Group Ltd	$(17,964)	$(2,046)

The accompanying notes are an integral part of these consolidated financial statements

EMEREN GROUP LTD

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Noncontrolling
	shares issued	Amount	shares issued	Amount	capital	deficit	Income (loss)	to Emeren Group Ltd	interest	Total equity

Balance at January 1, 2023	651,121,762	$806,283	(33,471,750)	$(20,000)	$13,500	$(437,377)	$(15,113)	$347,293	$41,351	$388,644

Net loss	—	—	—	—	—	(3,186)	—	(3,186)	(2,245)	(5,431)
Contribution from non-controlling interest holders	—	—	—	—	111	—	—	111	—	111
Initial non-controlling interest of the minority shareholders	—	—	—	—	—	—	—	—	344	344
Stock repurchase	—	—	(57,244,020)	(21,938)	—	—	—	(21,938)	—	(21,938)
Other comprehensive income (loss), net of tax (Notes 2 and 15)	—	—	—	—	—	—	1,484	1,484	(1,453)	31
Share-based compensation	—	—	—	—	1,442	—	—	1,442	—	1,442
Share exercised by employee	699,980	431	—	—	(325)	—	—	106	—	106

Balance at December 31, 2023	651,821,742	806,714	(90,715,770)	(41,938)	14,728	(440,563)	(13,629)	325,312	37,997	363,309

Net loss	—	—	—	—	—	(12,477)	—	(12,477)	867	(11,610)
Issuance of common stock from release of restricted share units	1,000,000	—	—	—	5	—	—	5	—	5
Stock repurchase	—	—	(33,988,150)	(7,208)	—	—	—	(7,208)	—	(7,208)
Other comprehensive loss, net of tax (Notes 2 and 15)	—	—	—	—	—	—	(5,487)	(5,487)	(1,366)	(6,853)
Share-based compensation	—	—	—	—	371	—	—	371	6	377

Balance at December 31, 2024	652,821,742	$806,714	(124,703,920)	$(49,146)	$15,104	$(453,040)	$(19,116)	$300,516	$37,504	$338,020

The accompanying notes are an integral part of these consolidated financial statements

EMEREN GROUP LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

		Years ended December 31,
	Notes	2024	2023
Operating activities:
Net loss		$(11,610)	$(5,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	6,915	7,830
Allowances for credit losses		3,506	3,736
Share-based compensation		377	1,442
Deferred tax provision		132	(40)
Loss on cancellation of project assets		2,581	2,704
Impairment loss of assets		—	1,711
Loss on disposals of property, plant and equipment		40	2,479
Investment loss (gain)		4	(278)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled		13,954	(27,971)
Advances to suppliers		3,208	(3,277)
Value added tax recoverables		(1,242)	(1,106)
Prepaid expenses and other current assets		1,264	(5,751)
Project assets		(18,462)	(25,812)
Other non-current assets		(4,805)	4,592
Accounts payable		(1,645)	9,161
Advances from customers		12	1,610
Amounts due to related parties		(1,004)	2,661
Other current liabilities		3,347	6,840
Income tax payable		(1,440)	1,228
Salaries payable		575	184
Net cash used in operating activities		$(4,293)	$(23,488)

The accompanying notes are an integral part of these consolidated financial statements.

EMEREN GROUP LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

	Years ended December 31,
	2024	2023
Investing activities:
Purchase of property, plant and equipment	$(15,747)	$(10,747)
Proceeds from disposals of property, plant and equipment	277	—
Proceeds from disposal of non-financial assets in subsidiary	—	15,896
Proceeds from sale of U.S. treasury note	—	9,935
Interest income from U.S. treasury note	—	225
Net cash (used in) provided by investing activities	(15,470)	15,309
Financing activities:
Proceeds from banks and other third-party borrowings	2,161	217
Repayment of banks and other third-party borrowings	(2,107)	(1,853)
Contribution from non-controlling interest holders of subsidiaries	—	111
Proceeds from issuance of ordinary shares	—	106
Repurchase of shares	(7,208)	(21,938)
Borrowings from related parties	219	666
Proceeds from failed sales-leaseback	8,838	7,686
Repayment of finance lease obligations	(1,477)	(4,943)
Repayment of failed sales-leaseback financing	(6,275)	(5,315)
Net cash used in financing activities	(5,849)	(25,263)
Effect of exchange rate changes	5,450	(3,672)
Net decrease in cash and cash equivalents and restricted cash	(20,162)	(37,114)
Cash and cash equivalents and restricted cash, beginning of year	70,174	107,288
Cash and cash equivalents and restricted cash, end of year	$50,012	$70,174

Supplemental schedule of cash flow information:
Interest paid, net	$1,988	$2,033
Income tax paid	$3,575	$1,305

Supplemental schedule of non-cash operating activities:
Non-cash settlement of accounts receivable unbilled, net and accounts payable with the same counterparty	$1,692	$—
Transfer from property, plant and equipment, net to project assets, current	$(9,863)	$—

Supplemental schedule of non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$(12,272)	$(13,426)
Finance leases in accounts payable	$(2,253)	$(3,173)
Transfer from project assets, current to property, plant and equipment, net	$30,837	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMEREN GROUP LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Emeren Group Ltd, rebranded from ReneSola Ltd. in January 2023, was incorporated in the British Virgin Islands on March 17, 2006. On January 29, 2008, Emeren Group Ltd and its subsidiaries (collectively, the “Company”) became listed on the New York Stock Exchange (“NYSE”) in the United States. The Company is a solar project developer and operator, a solar downstream player. The Company develops and sells solar power projects or sells project Special Purpose Vehicles (“SPVs”) (project development business); provides engineering, procurement and construction business (“EPC business”); and owns and operates solar power projects and sells the electricity generated by the operated solar power plants (“IPP business”); and provides Development Services Agreement (“DSA”). The Company conducts the IPP business, EPC business, DSA business and project development business in a number of countries, including United States, Poland, Hungary, Spain, France, United Kingdom (“UK”), Germany, Italy, Luxembourg and China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting periods presented. Actual results could materially differ from these estimates. Significant accounting estimates are susceptible to changes with the acquisition of the information, which include revenue recognition for sales of project asset rights, transaction price estimates with variable consideration, percentage of completion of EPC services, EPC warranties, allowances for credit losses, valuation of deferred tax assets, estimated useful lives of long-lived assets, discount rates used to measure operating lease liabilities, and recoverability of the carrying value of long-lived assets and project assets. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of December 31, 2024 and 2023 include cash and cash equivalents, accounts receivable, accounts payable and salaries payable.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and salaries payable approximate their fair value because of their short-term nature (classified as Level 1).

Cash and cash equivalents

Cash and cash equivalents represent cash on hand and held with banks, including demand deposits and money market fund, which are unrestricted as to withdrawal and use, and which have original maturities of three months or less when purchased. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of December 31, 2024 and 2023, the Company had cash in excess of FDIC insured amount. The Company has not experienced any losses in such accounts.

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

Allowance for credit losses

The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. The Company estimates allowances for credit losses using relevant available information from both internal and external sources. In establishing the allowances, management considers historical losses, the financial condition, the accounts receivables aging, the payment patterns and the forecasted information upon the use of the Current Expected Credit Loss Model (“CECL Model”) in accordance with ASC 326, Financial Instruments - Credit Losses. The Company monitors the estimated credit losses associated with its trade accounts receivable and unbilled accounts receivable based primarily on its collection history, and the delinquency status of amounts owed to the Company, which is determined based on the aging of such receivables. Such methods and estimates are adjusted, as appropriate, for relevant past events, current conditions, and reasonable and supportable forecasts. The Company recognizes write-offs within the allowance for credit losses when cash receipts associated with its financial assets are deemed uncollectible. During the years ended December 31, 2024 and 2023, the Company recorded credit losses of $3.5 million and $2.9 million, respectively.

Advances to suppliers

In order to secure a stable supply of construction materials, the Company makes advance payments to suppliers for raw material supplies and advances for purchases of long-lived assets which are offset against future deliveries. Advances to suppliers for purchases expected within twelve months as of each balance sheet date are recorded as advances to suppliers in current assets and those associated with purchases expected over longer periods of time are recorded in non-current advances to suppliers. As of December 31, 2024 and 2023, advances to suppliers in current assets were $0.6 million and $4.3 million, respectively. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

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

The Company capitalizes costs related to solar power projects in various stages of development prior to entering into a definitive sales agreement for the solar power project, and classifies these costs as project assets on the consolidated balance sheets when the criteria in ASC 360-10-45-9 are met. If criteria are not met, the Company reclassifies these capitalized costs to property, plant and equipment, unless the delay in the period required to complete the sale is caused by events or circumstances beyond the Company’s control. In November 2024, the Company transferred project assets, current with a carrying value of $30.8 million to property, plant and equipment, net. No impairment was recognized upon transfer.

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

Contract costs are accumulated and are charged to operations as the related revenue from contracts is recognized. Refer to Note 2, revenue recognition - sale of project assets constructed by a third-party EPC contractor and EPC services for the corresponding revenue streams.

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

The Company reviews the estimated useful lives of its power stations on an ongoing basis. This review indicated that the actual lives of certain power stations were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2024, the Company changed the estimates of its useful lives of its power stations from 25 years to 35 years, based on internal studies and market analysis that support a 35-year useful life as appropriate given advances in solar power technology. The change was being accounted for prospectively as a change in accounting estimate. Depreciation expense for the year ended December 31, 2023 would have been lowered by $0.5 million if the change had been made at the beginning of 2023.

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

The Company performs goodwill impairment testing at the reporting unit level on December 31 annually and more frequently if indicators of impairment exist. During the year ended of December 31, 2024 and 2023, the Company recorded zero and $1.0 million as impairment loss of goodwill, respectively.

Asset acquisition

When the Company acquires other entities, if the assets acquired and liabilities assumed do not constitute a business, or if all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the transaction is accounted for as an asset acquisition. Assets are recognized based on the cost, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the Company’s books. If the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interest issued), measurement is based on either the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. The cost of a group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair value and does not give rise to goodwill.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses recoverability of the long-

lived assets by comparing the carrying amount of the assets to the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. The Company recognizes an impairment loss in the event the carrying amount exceeds the estimated future undiscounted cash flows attributable to such assets, measured as the difference between the carrying amount of the assets and the fair value of the impaired assets.

Impairment losses of long-lived assets for the years ended December 31, 2024 and 2023 were zero and $0.7 million, respectively. Impairment losses of these assets represented the difference between the carrying amount and fair value less cost to sell as a result of committed sale plans of solar power plants originally owned and operated by the Company for electricity generation.

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

At the inception of each lease arrangement, the Company determines if the arrangement is a lease or contains an embedded lease and reviews the facts and circumstances of the arrangement to classify lease assets as operating or finance leases under ASC 842, Leases. The Company has elected not to record any leases with terms of 12 months or less on the consolidated balance sheets.

Balances related to operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, non-current on the consolidated balance sheets. Finance leases represent a portion of the active lease agreements and are included in finance lease ROU assets, failed sales-leaseback and finance lease liabilities current and non-current on the consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation of the Company to make minimum lease payments arising from the lease for the duration of the lease term.

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries are asked to prepay the lease costs for over one year. As of December 31, 2024 and 2023, the prepaid rental fees of $1.3 million and $1.0 million, respectively, were recorded in operating lease right-of-use assets.

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

Revenue recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring a promised good or service to a customer.

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

Although the EPC contract usually clearly states a fixed unit price and the estimated total contract amount, the total contract amount is subject to variable consideration due to the difference between actual grid-connection capacity and estimated grid-connection capacity. The Company makes a reasonable estimation of grid-connection capacity, which represents a form of variable consideration. The variable consideration is estimated at the contact inception at the best estimate based on relevant experience and historical data and updated at the end of each reporting period as additional performance data becomes available and only to the extent that it is probable that a significant reversal of any revenue recognized will not occur.

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

The Company bills the customer based on progress billing terms in the contract. Accounts receivable from EPC services (unbilled) represents revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. The Company typically recognizes revenue from contracts for the construction over time using cost-based input methods, which recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. Accordingly, revenue could be recognized in advance of billing the customer, resulting in an amount recorded to “Accounts receivable from EPC services (unbilled)”. Once the Company has an unconditional right to consideration under a construction contract, the Company typically bills the customer accordingly and reclassifies the “Accounts receivable from EPC services (unbilled)” to “Accounts receivable from EPC services (billed).” Billing requirements vary by contract but are generally structured around the completion of certain construction milestones. Certain of the EPC contracts for PV solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of December 31, 2024 and 2023, the balance of accounts receivable from EPC services (unbilled) were $40.4 million and $51.9 million, respectively. There were no retainages in accounts receivable trade as of December 31, 2024 and 2023.

For EPC services, the Company provides a limited assurance only warranty for the modules, materials and construction part of the power plants. Although the Company subcontracts the construction to third party developers and purchases the raw materials and modules from third party suppliers, the Company is the primary obligor for the limited warranties such as solar module product warranty for a period of five to ten years, warranties for defects in engineering design, installation, workmanship for a period of one to two years and recorded as a liability in the consolidated balance sheets. Nevertheless, the Company has a legally enforceable right to recover these warranties from the subcontractor and suppliers as these parties have contracted with the Company to assume these warranty obligations, and that the Company will also record receivables in the consolidated balance sheets for expected reimbursement in amounts that the Company believe are probable. The EPC warranty expenses and expected recovery amounts related to warranties are recorded net of expense in the consolidated statement of operations on the basis that the amounts provided by the subcontractor and suppliers are a reimbursement of the Company’s costs. As of December 31, 2024 and 2023, the warranty liabilities and the related warranty receivables are not material, and the related expenses for the years ended December 31, 2024 and 2023 are not material.

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

As of December 31, 2024, there are $3.8 million of FIT receivables classified as current and $17.2 million classified as non-current. As of December 31, 2023, there are $3.5 million of FIT receivables classified as current and $16.4 million classified as non-current. Historically, the Company has not been exposed to material risks due to changes in interest rates and changes in estimation of collection; however, the future interest income may decrease or interest expenses on borrowings may increase due to changes in market interest rates. Also as the receivable collection relies heavily based on the PRC government policies, the estimation of collection may adjust based on the changes in government policies as well as the market conditions. Revenue recognized from electricity generation was $28.9 million and $29.4 million for the years ended December 31, 2024 and 2023, respectively.

DSA

The Company provides one distinct performance obligation which is the relevant development activities under the DSA contracts.  DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method on project companies controlled by the customer.

The over time revenue recognition requires the Company to make estimates of net contract revenues and costs to complete the development activities. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues. Significant judgment is also required to evaluate assumptions related to the costs to complete the relevant development activities.

Although the DSA contract usually clearly states a fixed unit price and the estimated total contract amount, the total contract amount is subject to variable consideration. The variable consideration is estimated at the contract inception at the best estimate based on relevant experience and historical data and updated at the end of each reporting period as additional performance data becomes available and only to the extent that it is probable that a significant reversal of any revenue recognized will not occur.

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

Contract liability

Advances from customers, which represent contract liabilities, are payments received from customers which are unrecognized revenue. Advances from customers are recognized as the Company performs its obligations under the contract. During the years ended December 31, 2024 and 2023, the Company recognized zero and $0.4 million as revenue that was included in the balance of advances from customers at January 1, 2024 and 2023, respectively.

Deferred revenue, included in other current liabilities, represents the excess billings to date over the amount of revenue recognized to date. The timing and the amount we bill our customers is based on achieving milestones as defined in the contract with the customers. See Note 10, “Other Current Liabilities” for further details.

Disaggregation of revenue

The following tables summarizes the Company’s revenues by recognition points:

	Years ended December 31,
	2024	2023

	in thousands
Solar power project development	$25,874	$25,152
Others	929	—
Revenue recognized at the point in time	26,803	25,152
EPC services	17,332	43,902
Electricity generation	28,903	29,405
DSA	18,959	6,323
Others	70	860
Revenue recognized over time	65,264	80,490
Total	$92,067	$105,642

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Years ended December 31,
	2024	2023

	in thousands
China	$17,831	$14,803
United States	7,273	1,090
Germany	—	2,435
UK	11,277	12,754
Spain	815	—
France	997	9
Poland	17,820	25,655
Italy	18,959	6,901
Hungary	16,439	41,995
Luxembourg	656	—
Total	$92,067	$105,642

See Note 18, “Segment Reporting” for further details.

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

Government grants

A government grant is recognized when there is reasonable assurance that the Company will comply with the conditions attached to it and the grant will be received. A government grant received for the purpose of giving immediate financial support to the Company with no future related costs or obligation is recognized in the Company’s consolidated statements of operations when the grant becomes a receivable. The Company collected government grants of $4.5 million and $5.9 million from feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC for the years ended December 31, 2024 and 2023, respectively. The Company recognized government grants of attracting foreign investment of $0.1 million and $0.2 million in other operating income and expense, net for the years ended December 31, 2024 and 2023, respectively.

Foreign currency

The functional currency of the Company is the United States Dollar (“U.S. dollar”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”). The functional currency of the overseas subsidiaries normally is the local currency in the country where the subsidiary is domiciled.

Foreign currency transactions have been translated into the functional currency at the exchange rates prevailing on the date of transactions. Foreign currency denominated monetary assets and liabilities are remeasured into the functional currency at exchange rates prevailing on the balance sheet date. Exchange gains and losses have been included in the determination of net income.

The Company has chosen the U.S. dollar as its reporting currency. Assets and liabilities have been translated using exchange rates prevailing on the balance sheet date. Income statement items have been translated using the weighted average exchange rate and equity is translated at historical exchange rates, except for the change in retained earnings during the year which is the result of the income or loss. Translation adjustments have been reported as a component of other comprehensive income (loss) in the consolidated statement of comprehensive income (loss).

The RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 72.5 million ($9.9 million) and RMB 138.1 million ($19.5 million) on December 31, 2024 and 2023, respectively.

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

See Note 12, “Share Based Compensation” for further details.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of December 31, 2024 and 2023, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation adjustments.

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

The Company separated the solar power project segments into four reportable segments, including solar power project development, EPC services and electricity generation and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in others.

Business combinations

The Company accounts for its business combinations using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase method of accounting requires that the consideration transferred to be allocated to the assets, including separately identifiable assets and liabilities the Company acquired, based on their estimated fair values. The consideration transferred in an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued as well as the contingent considerations as of the acquisition date. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interests in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree, is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in earnings.

In a business combination achieved in stages, the Company remeasures its previously held equity interest in the acquiree immediately before obtaining control at its acquisition-date fair value and the re-measurement gain or loss, if any, is recognized in “other operating income and expenses, net” in the consolidated statements of comprehensive income.

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

Recently issued accounting pronouncements

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-04: Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03: Income Statement – Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU No. 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU No. 2023-07 addresses only disclosures, the adoption of ASU No. 2023-07 did not have a significant impact on its consolidated financial statements. For additional information, see Note 18, “Segment Reporting”.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

3. ACQUISITIONS

Emeren Ltd

On October 11, 2022, the Company entered into a Shares Purchase Agreement to acquire Emeren Ltd, a UK-based utility-scale solar power and battery projects developer in Europe. The acquisition transaction was completed on October 11, 2022 through an all-cash deal with an earn-out provision. This earn-out provision provides $5.0 million (EUR 5.1 million) deferred consideration with target of output power for Italy projects within eight months after the acquisition and $6.8 million (EUR 6.9 million) management incentive for the specific performance conditions for the following two years.

The cash consideration for Emeren Ltd is $5.0 million (EUR 5.1 million) with earn-out provision of $5.0 million (EUR 5.1 million). The Company initially assessed the potential output power on the Italy projects and concluded it is probable that the output power agreed in the earn-out provision can be reached. Therefore, such relevant deferred consideration was recorded at fair value of $5.0 million (EUR 5.1 million) by the Company at the point of the acquisition date. Meanwhile, there was a management incentive of $6.8 million (EUR 6.9 million) which was for specific performance conditions for certain periods ended December 31, 2022, 2023 and 2024. The acquisition is accounted as an asset acquisition according to ASU No. 2017-01 since substantially all the fair value of the gross assets acquired is concentrated in a group of similar assets. The excess of consideration over fair value of the assets was allocated to each specific project within project assets.

During the years ended December 31, 2024 and 2023, the Company received parts of deferred consideration of zero and $2.0 million (EUR 1.8 million), respectively, and this consideration reduced the project assets.

During the years ended December 31, 2024 and 2023, the Company recorded $0.2 million (EUR 0.2 million) and $0.6 million (EUR 0.6 million) compensation cost for management incentive, respectively.

ET Cap PA Holdings LLC and ET Cap CA Holdings LLC

On November 17, 2020 (the “acquisition close date”), the Company acquired 100% of the equity interests of ET Cap PA Holdings LLC (“PA Holdings”) and ET Cap CA Holdings LLC (“CA Holdings”), a utility project with battery storage business under solar power project development stream from Nova Development Management, for a cash consideration totaling $3.9 million. The Company acquired PA Holdings and CA Holdings to enhance its ability to provide a more diverse product portfolio such as battery storage around the world.

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

The final allocation on the purchase price to the fair value of the net assets acquired is as follows:

As of acquisition
close date
in thousands
Project assets (1)	$2,874
Net assets acquired	2,874
Goodwill	1,023
Total consideration transferred / net cash paid	$3,897
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

4. ACCOUNTS RECEIVABLE TRADE, NET

	At December 31,
	2024	2023

	in thousands
Accounts receivable trade
– from EPC services	$4,008	$7,304
– from solar power project assets and DSA	10,447	15,055
– from electricity generation (1)	10,132	9,596
– from others	672	—
Total accounts receivable trade	25,259	31,955
Less: allowance for credit losses	(4,138)	(4,832)
Accounts receivable trade, net	$21,121	$27,123
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations started operation before July 2017 to be registered on the Catalog. The Company expects that a certain part of the FIT receivables will be recovered after twelve months from the reporting date, which are discounted at an effective interest rate. As of December 31, 2024 and 2023, there are $3.8 million and $3.5 million of FIT receivables classified as current, and $17.2 million and $16.4 million classified as non-current, which is included in the other non-current assets on the consolidated balance sheets, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	At December 31,
	2024	2023

	in thousands
Accounts receivable unbilled
–from solar power project assets	$1,581	$8,088
–from EPC services	40,406	51,881
–from electricity generation and others	297	—
Total accounts receivable unbilled	42,284	59,969
Less: allowance for credit losses	(954)	(371)
Accounts receivable unbilled, net	$41,330	$59,598

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

The following table shows the movement in lifetime expected credit losses that has been recognized for trade receivable under the simplified approach.

	At December 31,
	2024	2023

	in thousands
At beginning of year	$5,203	$2,749
Allowance for credit losses	3,506	2,925
Written off	(3,617)	(471)
At end of year	$5,092	$5,203

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of December 31, 2024, receivables from a solar power customer amounted to $44.2 million, including billed receivable of $3.8 million and unbilled receivable of $40.4 million, which accounts for 65.5% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies. As of December 31, 2023, receivables from a solar power customer amounted to $44.9 million, including billed receivable of $6.3 million and unbilled receivable of $38.6 million which accounts for 49% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from government.

For the years ended December 31, 2024 and 2023, revenue from this solar power customer accounted for 4.6% ($4.2 million) and 12% ($12.4 million) of the Company’s total net revenues, respectively.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	At December 31,
	2024	2023

	in thousands
Receivables from disposal of property, plant and equipment (1)	$1,079	$1,885
Deposits (2)	9,863	13,727
Others (3)	5,861	4,577
Total prepaid expenses and other current assets	16,803	20,189
Allowance for credit losses (4)	(718)	(1,934)
Total prepaid expenses and other current assets	$16,085	$18,255
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of Company’s solar power stations assets which were primarily for electricity generation revenue segment.
(2)	As of December 31, 2024 and 2023, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(3)	As of December 31, 2024, others mainly included $1.3 million prepaid deposits for U.S. sold project assets, $1.3 million deferred cost for U.S. projects, $1.4 million deferred cost for Italy projects, $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.5 million prepaid for a UK project. As of December 31, 2023, others mainly included $1.8 million deferred cost for Hungary projects, $0.8 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.7 million prepaid for UK project.
(4)	As of December 31, 2024, allowance for credit losses mainly represented the allowance for the Korea project’s prepayment which the Company deemed not recoverable. As of December 31, 2023, allowance for credit losses mainly represented the portion of compensation receivable from Canadian authorities on closure of a certain project in Canada that the Company believes is not recoverable, unrecoverable collection from sold entities in China, and allowance for the Korea project’s prepayment which the Company deemed not recoverable.

6. PROJECT ASSETS

Project assets consisted of the following at December 31, 2024 and 2023, respectively:

	At December 31,
	2024	2023

	in thousands
Project assets - development and construction cost	$67,360	$75,277
Project assets - others	1,351	1,247
Total project assets	$68,711	$76,524

Current portion	54,267	39,914
Non-current portion	14,444	36,610

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	At December 31,
	2024	2023

	in thousands
Land	$976	$275
Plant and machinery	3	768
Motor vehicles	45	91
Office equipment	310	307
Power stations (1)	214,351	187,518
Less: Accumulated depreciation	(34,760)	(27,125)
	180,925	161,834
Construction in progress	13,914	1,280
Property, plant and equipment, net	$194,839	$163,114
(1)	During 2023, the Company sold power stations in Henan, China and recorded loss of $2.1 million. In March 2024, the Company transferred property, plant and equipment, net with a carrying value of $9.9 million to project assets, current. No impairment was recognized upon transfer.

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the years ended December 31, 2024 and 2023 was $6.9 million and $7.8 million, respectively.

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

United States of America

Emeren Group US is incorporated in California, United States. It is subject to a federal corporate income tax rate of 21% for 2018, 2019, and 2020, effective from January 1, 2018 under the 2017 Tax Cuts and Jobs Act. In addition, Emeren Group US is subject to California state franchise tax of 8.84% for 2024 and 2023, and Connecticut state income tax of 7.5% for 2024 and 2023, which are deductible for federal corporate income tax purpose.

The tax expense from continuing operations comprises:

	Years ended December 31,
	2024	2023

	in thousands
Income (loss) before income tax
PRC	$5,739	$(2,611)
Other jurisdictions	(15,328)	(291)

Total	$(9,589)	$(2,902)

Current tax expense
PRC	$(197)	$(269)
Other jurisdictions	(1,862)	(2,301)

Subtotal	(2,059)	(2,570)

Deferred tax benefit
PRC	—	—
Other jurisdictions	38	41

Subtotal	38	41

Total income tax expense	$(2,021)	$(2,529)

The difference between the provision for income taxes and the income tax determined by applying the statutory China income tax rate of 25% was due primarily to income generated in certain foreign jurisdictions taxed under different statutory rates and provision-to-return adjustments.

The Company is subject to U.S. federal and state income taxes and income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All of the Company’s tax years will remain open for examination by the federal and state tax authorities for three and four years, respectively, from the date of utilization of the net operating loss.

According to the PRC Tax Administration and Collection Law, the statute of limitation is three years and extended to five years if the amount of tax underpaid is CNY 100,000 or more. For special tax adjustments, such as transfer pricing adjustments, adjustments under Certain Foreign Corporations (CFC) rules, and adjustments under the general anti-avoidance rules, the statute of limitation is ten years. There is no statute of limitation for tax evasion, refusal to pay tax, or defrauding of tax payment.

The principal components of deferred income tax assets and liabilities are as follows:

	At December 31,
	2024	2023

	in thousands
Deferred tax assets:
Accrued expenses	$86	$329
Net operating losses	18,013	16,850
Unrealized internal profit	—	169
Allowances for credit losses	417	1,582
Impairment loss of assets	—	69
Other	809	241
Total gross deferred tax assets	19,325	19,240
Valuation allowance on deferred tax assets	(18,420)	(19,212)
Net deferred tax assets	$905	$28
Deferred tax liabilities:
Asset acquisitions	(3,109)	(3,532)
Unrealized internal profit	(613)
Impairment loss of assets	(627)
Other	(50)	(28)
Deferred tax liabilities	(4,399)	(3,560)
Net deferred tax liabilities	$(3,494)	$(3,532)

As of December 31, 2024, the subsidiaries of the Company in PRC had net operating loss carryforwards of $18.3 million, from which $7.1 million will expire in 2025. As of December 31, 2024, the Company has foreign net operating loss carryforwards in other foreign jurisdiction (except PRC) of $24.3 million. These foreign net operating loss carryforwards start to expire in 2025.

The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2024 and 2023, there was no accrual of uncertain tax benefits recognized by the Company. The Company does not anticipate significant increases or decreases to its liabilities for unrecognized tax benefits within the next twelve months.

The Company recorded full valuation allowance against its U.S., China and all other foreign entities net deferred tax assets as it believes these deferred tax assets were not realizable on a more likely than not basis as of December 31, 2024. As a result, the Company has recognized a valuation allowance of $18.4 million and $19.2 million at December 31, 2024 and 2023, respectively.

Reconciliation between the applicable statutory income tax rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
PRC applicable income tax rate	25%	25%
Change in deferred tax valuation allowance	8%	(185)%
Preferential tax rate (1)	13%	20%
Tax effect of non-deductible expenses	(1)%	(40)%
Effect of different tax rate of subsidiaries	(37)%	8%
Non-taxable income	(28)%	91%
Other	(1)%	(6)%
Effective income tax rate	(21)%	(87)%

The following table sets forth the effect of preferential tax on China operations for the years ended December 31, 2024 and 2023, respectively:

	Years ended December 31,
	2024	2023

	in thousands
Preferential tax effect (1)	$1,280	$575
(1)	Certain solar power project entities are fully exempted from the PRC CIT for three years starting from the year in which such project generates revenue from the sale of electricity and is 50% exempted from PRC CIT for another three years.

9. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	At December 31,
	2024	2023

	in thousands
Long-term borrowings, current	$1,181	$1,385
Long-term borrowings, non-current	23,515	22,685
Total borrowings from bank and other third parties	$24,696	$24,070

As of December 31, 2024 and 2023, the long-term borrowings of $24.7 million and $24.1 million were jointly guaranteed by the Company and its subsidiaries.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan by a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of December 31, 2024 and 2023, the balance of this long-term borrowings was $0.02 million and $0.04 million, respectively.

In January 2022, the Company's Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of December 31, 2024, the long-term borrowings were $22.3 million, including current of $0.9 million and non-current of $21.4 million. As of December 31, 2023, the long-term borrowings were $23.7 million, including current of $1.1 million and non-current of $22.7 million.

As of December 31, 2024, future minimum payments required under the lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd are:

USD
in thousands
Years ended December 31,
2025	$1,546
2026	1,218
2027	1,218
2028	1,218
2029 and later	38,153
Total minimum lease loan payments	43,353
Less: Amount representing interest	(21,064)
Present value of net minimum lease loan payments	$22,289

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of December 31, 2024 and 2023, the balance of the shareholder loan was $0.1 million and $0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of December 31, 2024 and 2023, the balance of the shareholder loan was $0.03 million and $0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of December 31, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million. As of December 31, 2023, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.2 million.

In March 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of December 31, 2024, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term loan by a bank totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of December 31, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

The long-term loans obtained by the Company’s China subsidiary in November 2023, March 2024, and July 2024 are guaranteed by another subsidiary of the Company. These loans are also collateralized by the underlying assets of the solar project with a carrying amount of $3.2 million (RMB 23.5 million), as well as a 100% equity interest in a subsidiary and the rights to the future power generation income. The accounts receivable related to electricity generation revenue in China remain on the Company’s consolidated balance sheet, as the transaction is accounted for as a secured borrowing under ASC 860. The Company continues to collect customer payments for the pledged accounts receivable.

Financing associated with failed sales-leaseback transactions

Since 2017, certain subsidiaries of the Company (the “seller-lessee”) in China have sold solar projects assets (“leased assets”) to different domestic financial leasing companies (the “buyer-lessors”) for cash consideration, and simultaneously entered into the contracts to lease back the leased assets from the buyer-lessors for a typical period of 5 to 10 years. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights to the future power generation income of the seller-lessee. Pursuant to the terms of the agreements, the seller-lessee is required to make lease payments to the buyer-lessors over the lease period and is entitled to obtain ownership of the equipment at a nominal price upon the expiration of the lease.

As the leased assets are considered integral with real estate under ASC 360, the sale-leaseback rules related to real estate are applied. The lease transactions do not qualify as a sale-leaseback transaction as these solar projects are initially invested and built up by the seller-lessee with expected useful life of 25 years and are continuously maintained by the seller-lessee. The seller-lessee has an obligation to repurchase the leased assets upon the expiry of the lease. In addition, after the lease period, the seller-lessee will keep using the assets and has no plans to sell or for early-disposal.

Accordingly, these transactions are accounted for as financing transactions in accordance with ASC 842. Internal rate of return is used in the computation of interest cost. The assets remain in the property, plant and equipment (“PPE”) and continue to be depreciated.

During the years ended December 31, 2024 and 2023, the Company paid for amount of financing lease associated with failed sales-leaseback transactions of $6.3 million and $5.3 million, respectively. As of December 31, 2024 and 2023, the Company recorded $12.5 million and $9.1 million under failed sales-leaseback liabilities as non-current portion and $4.1 million and $3.6 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 5.7% and 6.7% and interest costs incurred was $0.8 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as finance lease. As of December 31, 2024 and 2023, the carrying amount is included in finance lease right-of-use assets that is being depreciated over lives of 25 years. The payable related to these contracts as of December 31, 2024 and 2023 was $2.3 million and $3.2 million, respectively.

As of December 31, 2024, future minimum payments required under the finance lease are:

USD
in thousands
Years ended December 31,
2025	$961
2026	748
2027	733
Total minimum lease payments	2,442
Less: Amount representing interest	(189)
Present value of net minimum lease payments	$2,253
Current portion	$938
Non-current portion	$1,315

As of December 31, 2024, future minimum payments required under the failed sales-leaseback are:

USD
in thousands
Years ended December 31,
2025	$4,858
2026	4,187
2027	3,770
2028	2,769
2029 and later	2,749
Total minimum lease payments	18,333
Less: Amount representing interest	(1,805)
Present value of net minimum lease payments	$16,528
Current portion	$4,076
Non-current portion	$12,452

	At December 31,
	2024	2023

	in thousands
Current portion of finance lease	$938	$970
Current portion of failed sales-leaseback	4,076	3,589
Total current portion of failed sales-leaseback and finance lease	$5,014	$4,559

Non-current portion for finance lease	$1,315	$2,203
Non-current portion for failed sales-leaseback	12,452	9,055
Total non-current portion of failed sales-leaseback and finance lease	$13,767	$11,258

Total finance lease liabilities are net of total deposits of $0.8 million as of December 31, 2023. Total failed sales-leaseback are net of total deposits of $0.7 million as of December 31, 2023.

Interest expense

Interest expenses for the years ended December 31, 2024, and 2023 amounted to $2.0 million and $2.2 million, respectively. No portion of these expenses was capitalized in the carrying value of PPE or project assets for either year.

10. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	At December 31,
	2024	2023

	in thousands
Payables for purchase of property, plant and equipment (1)	$12,272	$13,426
Other tax payables	273	271
Deferred revenue (3)	886	3,177
Others (2)	6,400	4,446
	$19,831	$21,320
(1)	Payables for purchase of property, plant and equipment as of December 31, 2024 and 2023 include amounts payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Others as of December 31, 2024 and 2023 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of December 31, 2023, included $3.2 million related to the Hungary project, which was fully recognized as revenue in 2024. Deferred revenue as of December 31, 2024, includes $0.9 million related to the Italy project.

11. COMMON SHARES

During 2024, the Company repurchased 33,988,150 no par value shares at the cost of $7.2 million. During 2023, the Company repurchased 57,244,020 no par value at the cost of $21.9 million. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of December 31, 2024 and 2023, the number of total issued shares of the Company were 652,821,742 shares and 651,821,742 shares, respectively.

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

Options to Employees

From January to December 2024, the Company granted 100,000 share options to certain employees with an exercise price of $0.26 on the grant date with expected vesting periods within three years. During 2023, no options were granted to employees.

The fair value of each option grant, as well as the fair value of option immediately before and after the aforementioned modification, is estimated on the date of grant or modification using the Black-Scholes option pricing model using the assumptions noted below.

	Average risk-	Weighted average
	free	expected option		Dividend
	rate of return	life	Volatility rate	yield
Granted in 2024	3.52%	4 years	110.83%	0.00%
Granted in 2023	N/A	N/A	N/A	N/A

Expected volatilities based on the average of the standard deviation of the daily stock prices of the Company and other selected comparable companies in the same industry. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate of return is based on the U.S. Treasury bond yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

A summary of the option activity is as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Prices	Value
Outstanding on December 31, 2022	15,393,320	$0.38	$2,167,129
Granted	—	—	—
Exercised	(699,980)	0.15	$132,424
Forfeited	(1,333,340)	0.45	7,534
Outstanding on December 31, 2023	13,360,000	0.39	$624,234
Granted	100,000	0.26	—
Exercised	—	—	—
Forfeited	(1,300,000)	0.49	$2,867
Outstanding on December 31, 2024	12,160,000	0.38	$265,000
Expected to vest at December 31, 2024	900,060	0.40	$—
Exercisable at December 31, 2024	11,259,940	0.37	$265,000

As of December 31, 2024, there were 12,160,000 outstanding options with weighted average contractual period of 3.53 years under the Plan. As of December 31, 2023, there were 13,360,000 outstanding options with weighted average contractual period of 2.61 years under the Plan.

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $0.19 and zero, respectively.

Total proceeds from options exercised were zero and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Share-based compensation costs of $0.4 million and $1.4 million have been charged against income during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $0.1 million in total unrecognized compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 0.72 years.

During the year ended of December 31, 2024, the Company issued 1,000,000 ordinary shares from release of restricted share units and also granted 500,000 ordinary shares of restricted share units. During the year ended of December 31, 2023, the Company issued 699,980 ordinary shares for the share options exercised by employees and also granted 1,000,000 ordinary shares of restricted stock units.

Restricted share units outstanding as of December 31, 2024 and 2023 were 500,000 ordinary shares and 1,000,000 ordinary shares, respectively. Aggregate intrinsic value of restricted share units outstanding as of December 31, 2024 and 2023 was $0.1 million and $0.3 million, respectively.

13. EMPLOYEE BENEFITS

North America

Emeren extends a 401(k) plan to eligible employees based in the United States. Through our 401(k) plan, eligible employees have the flexibility to defer up to 100% of their Plan Compensation on a pre-tax basis or opt for Voluntary Contributions, such as Roth contributions, on an after-tax basis. We ensure compliance with Internal Revenue Service (IRS) regulations, which stipulate limits on the amount an employee may defer under this plan or any other retirement plan allowing Elective Deferral Contributions during a calendar year. Emeren provides an Employer Match percentage formula, with vesting determined by the length of service with the Company. In the 2024 and 2023 Plan year, our matching contributions totaled approximately $0.1 million and $0.1 million, respectively.

Emeren has implemented a voluntary Registered Retirement Savings Plan (RRSP) tailored for eligible employees based in Canada. This initiative aims to empower our Canadian workforce in achieving their long-term financial objectives in a tax-efficient manner. Under the RRSP program, eligible employees immediately vest in the plan, ensuring immediate access to the benefits it offers. Moreover, the Company provides a structured Employer Match percentage formula, which depends on the percentage of earnings contributed by the Employee. In the 2024 and 2023 plan year, the Company’s matching contributions amounted to approximately $0.002 million and $0.001 million, respectively.

In the fiscal year 2024 and 2023, eligible employees based in the United States and Canada could enroll in the Company’s comprehensive supplemental benefits plans, comprising health insurance, dental and vision coverage, life insurance, and a flexible spending account. During the fiscal year 2024 and 2023, the Company incurred expenses of $0.4 million and $0.3 million for benefits provided to employees, respectively, in the United States and $0.01 million and $0.01 million, respectively, for those in Canada. Furthermore, the Company ensured full compliance with state, provincial, and federal laws and regulations, guaranteeing that all social benefits pertinent to North American employees were provided in accordance with applicable legal frameworks.

Europe

Emeren Group is committed to providing a comprehensive range of benefits to its employees in Europe, maintaining careful adherence to the framework of local laws and regulations governing social welfare. Across the majority of European countries, the cornerstone elements of the social benefit system encompass pension, healthcare, accident, and unemployment insurances. Eligibility criteria, utilization guidelines, and benefit amounts are dictated by relevant local legislation, ensuring compliance and equitable distribution. In alignment with statutory obligations, our company carefully fulfills the provision of all supplementary social benefits mandated by law in each respective country. Furthermore, beyond the statutory offerings, our company extends additional support through supplementary benefits, including private medical insurance, meal vouchers, and commuting allowances. In 2024 and 2023, Emeren’s social and supplemental benefit cost was around $1.4 million and $1.1 million for our employees based in 9 European countries.

China

In the fiscal year 2024 and 2023, our operations in China continued to uphold our commitment to the welfare of our employees through participation in the benefit plans administered by the government of the People’s Republic of China (PRC). These plans encompass essential aspects such as pension, medical insurance, housing funds, unemployment, and workplace injury insurance, ensuring comprehensive coverage for our workforce.

Both the Company and our employees actively contribute to these plans, with the company assuming the responsibility of withholding the employees’ portion from their salaries and remitting the contributions to the local government on a monthly basis. During the fiscal year 2024 and 2023, our expenditure on these benefit plans amounted to approximately RMB 3.7 million ($0.5 million) and RMB 3.5 million ($0.5 million USD), respectively.

14. EARNINGS (LOSS) PER ADS

Basic and diluted earnings (loss) per ADS have been calculated as follows:

	For the years ended December 31,
	2024	2023

	in thousands, except number of shares and per share amounts
Numerator:
Net loss	$(11,610)	$(5,431)
Less: Net income (loss) attributed to non-controlling interests	867	(2,245)
Total net loss attributed to Emeren Group Ltd	$(12,477)	$(3,186)

Numerator for diluted loss per ADS	$(12,477)	$(3,186)

Denominator:
Denominator for basic loss per ADS - weighted average number of ADS outstanding*	51,845,257	56,526,716
Dilutive effects of share options*	—	—
Denominator for diluted calculation - weighted average number of ADS outstanding*	51,845,257	56,526,716

Basic loss per ADS	$(0.24)	$(0.06)
Diluted loss per ADS	$(0.24)	$(0.06)
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of December 31, 2024 and 2023, there are 9,396,480 and 10,396,480 ordinary shares, respectively, legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of earnings (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income (loss).

The following ordinary share equivalents were excluded from the computation of diluted net earnings (loss) per share for the periods presented because including them would have been anti-dilutive:

	For the years ended December 31,
	2024	2023
Share options	1,141,601	3,353,126

15. NON-CONTROLLING INTEREST

During the year ended December 31, 2024, the Company has comprehensive income (loss) attributed to non-controlling interest of ($0.5) million, of which, the majority resulted from three consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. During the year ended December 31, 2023, the Company had comprehensive income (loss) attributed to non-controlling interest for ($3.4) million, of which, the majority resulted from two consolidated entities, RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

16. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of December 31, 2024 and 2023, related party balances were as follows:

	At December 31,
	2024	2023

	in thousands
Due from other related party (1)	$—	$30
Due from related party balances, net	$—	$30

Due to other related party (1)	$4,028	$4,997
Due to related party balances, net	$4,028	$4,997

(b) Related party transactions

Related party transactions were as follows:

	Years ended December 31,
	2024	2023

	in thousands
Bond issued to (2)	$216	$666
Interest expense (2)	44	38
Payment for service (3)	4,607	—
Payable to related party services (4)	3,813	2,719
(1)

The balances due to other related party were mainly convertible bond issued to Eiffel Investment Group for solar power development purpose and included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(2)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (i.e. failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of European Solar Energy Development JV (“the Issuer”). The conversion price is determined as per evaluation equal to 70% of the purchase price of the shares. The Company accounts for convertible bond as a single debt instrument at amortized cost. In March 2023, a subsidiary of the Company withdrew $0.7 million (EUR 0.6 million) from Eiffel Investment Group. As of December 31, 2024 and 2023, the outstanding convertible bond was $2.4 million (EUR 2.3 million) and $2.3 million (EUR 2.1 million), respectively.

(3)	Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling historical payable balance.
(4)	Transactions during 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects.

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

As this time, a certain portion of active leases within the Company portfolio are classified as operating leases under the new standard. Operating leases are included in Rights-of-Use (“ROU”) assets, operating lease liabilities, current and operating lease liabilities, non-

current in the consolidated balance sheet. The ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make minimum lease payment arising from the lease for the duration of the lease term.

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

The components of lease expenses consisted of the following:

		Year Ended December 31,
Lease Cost	Classification	2024	2023

		in thousands
Operating lease cost	Operating expenses: General and administrative	$1,930	$1,943
Short-term lease cost	Operating expenses: General and administrative	201	42
Sublease income	Other operating income, net	(60)	—
Net lease cost		$2,071	$1,985

Lease Term and Discount Rate	December 31, 2024		December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	22.6	years	23.5	years
Weighted-average discount rate (%)
Operating leases	6.15%		6.07%

	Year Ended December 31,
Other Information	2024	2023

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,996	$2,018
Cash paid for short-term leases	201	42

As of December 31, 2024, future minimum payments required under the operating lease are:

USD
in thousands
Year ended December 31,
2025	$1,633
2026	1,838
2027	1,888
2028	1,298
2029 and later	31,272
Total minimum lease payments	37,929
Less: Amount representing interest	(18,018)
Present value of net minimum lease payments	$19,911
Current portion	$659
Non-current portion	$19,252

Capital commitments

As of December 31, 2024 and 2023, the Company had capital commitments of approximately $2.4 million and $7.9 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or photovoltaic (PV) related products used for the construction of solar PV systems being developed by the Company.

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

The chief operating decision maker (“CODM”) is the chief executive officer of the Company.

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

The CODM primarily evaluates segment performance based on net revenue and does not regularly review specific expense categories at the segment level. Instead, expenses (i.e. operating expenses and other expenses) are managed and assessed on a consolidated basis rather than by individual segment. While certain operating expenses may be incurred at the segment level, these are not regularly reviewed by the CODM when evaluating performance or allocating resources. As a result, the Company does not allocate or disclose certain expense details by segment. Furthermore, the Company’s CODM is not provided with asset information by segment. As such, no asset information by segment is presented.

The following table summarizes the Company’s revenues generated from each segment:

	Year ended December 31, 2024
	in thousands
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenues	$25,874	$28,903	$17,332	$18,959	$999	$92,067
Less: Cost of revenues	22,644	13,493	18,751	12,952	105	67,945
Gross profit (loss)	$3,230	$15,410	$(1,419)	$6,007	$894	$24,122

	Year ended December 31, 2023
	in thousands
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total
Net revenues	$25,152	$29,405	$43,902	$6,323	$860	$105,642
Less: Cost of revenues	16,348	14,502	45,727	3,839	213	80,629
Gross profit (loss)	$8,804	$14,903	$(1,825)	$2,484	$647	$25,013

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Years ended December 31,
	2024	2023

	in thousands
China	$17,831	$14,803
United States	7,273	1,090
Germany	—	2,435
UK	11,277	12,754
Spain	815	—
France	997	9
Poland	17,820	25,655
Italy	18,959	6,901
Hungary	16,439	41,995
Luxembourg	656	—
Total	$92,067	$105,642

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Our management, with the participation of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2024, using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the updated internal control framework in Internal Control-Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm because the Company is neither an accelerated filer nor a large accelerated filer, as such terms are defined in Rule 12b-2 under the Exchange Act. As a non-accelerated filer, we are not required to provide an attestation on the effectiveness of our internal control by our independent registered public accounting firm under the Sarbanes-Oxley Act or the requirements of the SEC promulgated thereunder.

Changes in Internal Control Over Financial Reporting

During the preparation of our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting as of December 31, 2023 relating to (i) the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations; (ii) certain instances where some historical accounting supporting documents were not readily available and (iii) that the Company improperly offset refundable deposits on leases against lease liabilities in the consolidated financial statements presentation related to Accounting Standards Codification 842, Leases (“ASC 842”), in which refundable deposits on leases should be reflected as an asset on the consolidated balance sheet. We concluded that the failure to timely identify such accounting errors constituted material weaknesses as defined in the SEC regulations. As of June 30, 2024, we addressed and remediated items (ii) and (iii) above. As of December 31, 2024, management enhanced controls over the internal control over financial reporting relating to the ineffective review and approval procedures over preparation of financial reporting at certain of our subsidiary locations and placed them into operation in the third quarter of 2024. As result of these efforts, management has concluded the material weakness item (i) has been remediated as of December 31, 2024.

Other than the changes to our internal control over financial reporting described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Our directors and executive officers may purchase or sell shares of our securities in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s securities , including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. During the fourth quarter of 2024, none of our directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of March 24, 2025. There are no family relationships among any of our officers or directors.

Executive Officers and Directors	Age	Position/Title
Yumin Liu	61	Chief Executive Officer and Director
Martin Bloom	73	Director
Ramnath Iyer	56	Director
Ramakrishnan (Ramki) Srinivasan	58	Director
Himanshu Harshad Shah	58	Chairman and Director
Julia Xu	53	Director
Ke Chen	51	Chief Financial Officer
Enrico Bocchi	52	Executive Vice President, Europe
KaiKai Zhang	40	Executive Vice President, China
Cameron (Mac) Moore	63	Executive Vice President, North America

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

Dr. Ramakrishnan (Ramki) Srinivasan has been our director since September 2024. Dr. Srinivasan is an experienced clean energy project developer. Dr. Srinivasan currently serves as an Executive in Residence at KCK-US (since 2022), where he leads strategic initiatives for companies specializing in next-generation grid-scale battery energy storage systems. As the Founder and CEO of Two Deg C LLC, a boutique strategy consulting firm that was established in 2017, he has provided critical guidance to enterprise customers and startups in energy and clean technology. He also has advised on capital raising, and M&A as a Senior Advisor at Coady Diemar Partners since 2019. Earlier, Dr. Srinivasan was a developer of used oil re-refineries. He served as President of Orient Green Power, where he spearheaded an IPO and raised $200 million for India’s first pureplay renewable energy IPP. His career began in a technical capacity and eventually evolved into management consulting, which included tenure at McKinsey & Company as an Engagement Manager. Dr. Srinivasan holds a Ph.D. in mechanical engineering from the University of Rochester and an M.B.A. from Carnegie Mellon’s Tepper School of Business, where he received the academic excellence award. Dr. Srinivasan was identified as a director candidate by an industry analyst.

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

Mr. Enrico Bocchi joined the Company in October 2022 as our Country Director of Italy. As of July 2024, Mr. Bocchi has been promoted to Executive Vice President, Europe. Mr. Bocchi was the co-founder of the Italian branch of Emeren which was incorporated through acquisition. He has many years of experience in building and developing solar projects, battery storage projects, renewable energy industry and diverse experience in blue chip companies including Apple and Cisco. Enrico holds an MBA in Bocconi Business School and a B.S. engineering in high technology.

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

Board Committees

The Board has a standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Environmental, Social, and Governance (ESG) Committee. Each of these committees has the responsibilities set forth in formal written charters adopted by the Board. The Company makes available copies of each of these charters (other than the Environmental, Social, and Governance Committee charter) free of charge on its website located at www.emeren.com. Other than the text of the charters, the Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report. The Company’s memorandum of association and articles of association provide that the minimum number of directors is one and the maximum number of directors is eight, with the directors generally serving three-year terms. Currently the number of directors is set at six.

Audit Committee

The Audit Committee assists the Board in fulfilling the oversight responsibilities the Board has with respect to (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications and independence of our independent registered public accounting firm and (iv) the performance of our internal audit function and our independent registered public accounting firm. The Audit Committee has responsibility for the appointment, compensation, retention, removal and oversight of our independent registered public accounting firm, which reports directly to the Audit Committee. The Audit Committee is also responsible for preparing an audit committee report to be included in our annual proxy statement, and reviews, approves and oversees on an on-going basis any related party transactions. The Audit Committee has authority to preapprove all auditing and permitted non-audit services to be performed by our independent registered public accounting firm, subject to the de minimis exceptions provided under the Exchange Act. The Audit Committee will establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting and auditing matters. The Audit Committee presently consists of Mr. Martin Bloom (Chairperson), Mr. Ramnath N. Iyer, and Ms. Julia Xu. The Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) and that all of the members are independent (as defined in Rule 10A-3 of the Exchange Act and under the listing standards of the NYSE). The Audit Committee held three meetings in 2024.

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

Our Compensation Committee approves the compensation of our executive officers, including the Chief Executive Officer. Our Compensation Committee also manages and annually reviews all annual bonus, long-term incentive compensation, stock option, employee pension and welfare benefit plans. It has authority to retain or obtain the advice of compensation consultants to assist with regard to any of its activities. Our Compensation Committee presently consists of Mr. Ramnath N. Iyer (Chairperson) and Mr. Martin Bloom, each of whom meets the independence standards of the New York Stock Exchange and the Securities and Exchange Commission for compensation committee members. The Compensation Committee held two meetings in 2024.

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

The Nominating and Corporate Governance Committee presently consists of Ms. Julia Xu (Chairperson), Mr. Ramnath N. Iyer, and Mr. Martin Bloom, each of whom meets the independence standards of the New York Stock Exchange for Nominating and Corporate Governance Committee members. The Nominating and Corporate Governance Committee held one meeting in 2024.

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

Independent Directors and Annual Meeting Attendance

Of the six directors currently serving on the Board, the Board has determined that all of the directors except for Mr. Liu and Mr. Shah are “independent directors” as that term is defined in the listing standards of the New York Stock Exchange.

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

The information to be included in our definitive proxy statement for our 2025 annual general meeting of shareholders under the caption  “Delinquent Section 16(a) Report” is incorporated herein by reference.

Information required under this item with respect to our Insider Trading Policy is contained in our definitive proxy statement for our 2025 annual general meeting of shareholders under the caption “Insider Trading Policy” and is incorporated herein by reference.

Item 11.Executive Compensation

The information required by Part III, Item 11 is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated by reference to the information set forth in our definitive proxy statement for our 2025 annual meeting of shareholders.

Item 14.Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated by reference to the information set forth under in our definitive proxy statement for our 2025 annual meeting of shareholders.

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

10.8

Securities Repurchase Agreement by and between Emeren Group Ltd (f/k/a ReneSola Ltd) and ReneSola Singapore Pte. Ltd. dated as of September 2, 2022 (incorporated by reference to Exhibit 10.1 of the Report of Foreign Issuer on Form 6-K (File No. 001-33911) filed with the Securities and Exchange Commission on September 6, 2022)

10.9

Amended and Restated Investor Rights Agreement by and between Emeren Group Ltd (f/k/a ReneSola Ltd) and Shah Capital Opportunity Fund LP dated as of September 9, 2022 (incorporated by reference to Exhibit 99.1 of the Report of Foreign Private Issuer on Form 6-K (File No. 001-33911) filed with the Securities and Exchange Commission on September 15, 2022

10.10#

The Sale Purchase Agreement in relation to 100% of the Shares of Lucas EST S.R.L and Ecosfer Energy S.R.L dated December 22, 2020 among Emeren New Energy S.à r.l. (f/k/a Renesola New Energy S.à r.l), Solis Bond Company Designated Activity Company and Alternus Energy Group Plc (incorporated by reference to Exhibit 4.10 of our Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on April 28, 2021)

10.11#

Amendment Agreement dated March 16, 2021 to the Sale Purchase Agreement in relation to 100% of the Shares of Lucas EST S.R.L and Ecosfer Energy S.R.L dated December 22, 2020 among Emeren New Energy S.à r.l. (f/k/a Renesola New Energy S.à r.l), Solis Bond Company Designated Activity Company and Alternus Energy Group Plc (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on April 28, 2021)

10.12#

The Bond Subscription Agreement dated July 21, 2020 between Emeren New Energy S.à r.l. (f/k/a Renesola New Energy S.à r.l) and Eiffel Energy Transition Fund S.L.P. (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on April 28, 2021)

10.13#

Joint Venture Agreement dated March 31, 2021 between the Company and Eiffel Essential Group (incorporated by reference to Exhibit 4.14 of our amendment to Annual Report on Form 20-F/A (File No. 001-33911) filed with the Securities and Exchange Commission on August 23, 2022)

10.14#

Share Purchase Agreement by and between ReneSola Power UK Ltd and P&T Global Renewable Energy Limited dated as of September 30, 2022 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on May 16, 2023)

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K (File No. 001-33911) filed with the Securities and Exchange Commission on August 1, 2024)

19.1	Emeren Group Ltd Insider Trading Policy

21.1	Subsidiaries of Emeren Group Ltd

23.1	Consent of Independent Registered Accounting Firm (UHY LLP)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K (File No. 001-33911) filed with the Securities and Exchange Commission on August 1, 2024)

Exhibit Number	Exhibit Description

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted Inline in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) the information in Part I, Item 1C Cybersecurity, and (viii) the information in Part II, Item 9B Other Information. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

# Portions of the exhibit have been omitted pursuant to SEC confidential treatment under 17 C.F.R. Section 229.601(b)(10)(iv).

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2025.

EMEREN GROUP LTD.

By:	/s/ Yumin Liu
Yumin Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yumin Liu	Chief Executive Officer and Director	March 24, 2025
Yumin Liu	(Principal Executive Officer)

/s/ Ke Chen	Chief Financial Officer	March 24, 2025
Ke Chen	(Principal Financial and Accounting Officer)

/s/ Himanshu H. Shah	Chairman of the Board	March 24, 2025
Himanshu H. Shah

/s/ Martin Bloom	Director	March 24, 2025
Martin Bloom

/s/ Julia Xu	Director	March 24, 2025
Julia Xu

/s/ Ramnath N. Iyer	Director	March 24, 2025
Ramnath N. Iyer

/s/ Ramakrishnan Srinivasan	Director	March 24, 2025
Ramakrishnan Srinivasan