Form 10-K/A
period 2024-12-31
Emeren Group Ltd
filed 2025-03-26
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-33911

EMEREN GROUP LTD

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Water Street, Suite 302
Norwalk, Connecticut, U.S.A.	06854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (925) 425-7335

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
American Depositary Shares, each representing	SOL	New York Stock Exchange
10 shares, no par value per share

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The number of the registrant’s ordinary shares, no par value per share, outstanding as of March 15, 2025 was 513,216,222.

Auditor Name	Auditor Location	Auditor Firm ID
UHY LLP	New York, New York	PCAOB ID: 1195

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 001-33911) (the “2024 Annual Report”), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2025. This Amendment No. 1 on Form 10-K is being filed solely to correct the clerical errors in the report titled “Report of Independent Registered Public Accounting Firm” provided by UHY LLP (the “Audit Report”) of Part II, Item 8. Financial Statements and Supplementary Data. Specifically, the Audit Report contained incorrect revenue amounts in the Critical Audit Matter Description, misstating revenue recognized from sales of project asset rights and EPC services. The originally reported amounts of $25.2 million for sales of project asset rights and $43.9 million for EPC services were incorrect. This Amendment ensures the Audit Report reflects the accurate financial data as per the Company’s consolidated financial statements. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein, there have been no changes in any of the financial or other disclosure information contained in the 2024 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 24, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report and the registrant’s other filings with the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Emeren Group Ltd

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Emeren Group Ltd (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition on sales of project asset rights and on engineering, procurement and construction ("EPC") services

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recognized revenue from sales of project asset rights which are recognized at a point in time once the control of the project rights is transferred to the customer. Revenue for providing EPC services is recognized over time following the percentage completion method. For the year ended December 31, 2024, the Company recognized $25.9 million from sales of project asset rights and $17.3 million from EPC services.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures in relation to the revenue recognition on sales of project asset rights and on EPC services included the following, among others:

●	obtained an understanding and evaluated the design of controls over management’s process of developing the estimated variable consideration on sales of project asset rights, the total cost of a project, and the percentage of completion of EPC services;

●	performed a retrospective review of management’s prior estimates to assess the historical accuracy of management’s estimated variable consideration, the total actual cost of a project, and the actual collection subsequently on sales of project asset rights;

●	inquired with project personnel regarding construction progress and project status, tested on a sampling basis to evaluate the accuracy of the information;

●	evaluated the reasonableness of significant estimates and assumptions used by management to develop its cost estimates through vouching to and reviewing key terms of the contracts, and tested the actual costs incurred through inspection of underlying source documents on a sampling basis; and

●	tested the mathematical accuracy of management’s calculation of revenue for each performance obligation that can be recognized in a given period.

/s/ UHY LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 24, 2025

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(3) EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

23.1	Consent of Independent Registered Accounting Firm (UHY LLP)	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMEREN GROUP LTD.

Date: March 26, 2025	By:	/s/ Yumin Liu
Yumin Liu
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer (Principal Financial and Accounting Officer)

5