Form 10-K/A
period 2024-12-31
Emeren Group Ltd
filed 2025-04-22
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Emeren Group Ltd (the “Company”) is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 001-33911) (the “2024 Annual Report”), as filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2025 and amended on March 26, 2025.

This Amendment No. 2 is being filed to amend Part III of the 2024 Annual Report to include the information required by and not included in Part III of the filing. In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, there have been no changes in any of the financial or other disclosure information contained in the 2024 Annual Report. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report and the Company’s other filings with the SEC.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers as of March 31, 2025. There are no family relationships among any of our officers or directors.

Executive Officers and Directors	Age	Position/Title
Yumin Liu	61	Chief Executive Officer and Director
Martin Bloom	73	Director
Ramnath Iyer	56	Director
Ramakrishnan (Ramki) Srinivasan	58	Director
Himanshu Harshad Shah	58	Chairman and Director
Julia Xu	53	Director
Ke Chen	51	Chief Financial Officer
Enrico Bocchi	53	Executive Vice President, Europe
KaiKai Zhang	40	Executive Vice President, China
Cameron (Mac) Moore	64	Executive Vice President, North America

Mr. Yumin Liu has been our Chief Executive Officer since December 2019 and our director since September 2022. Mr. Liu will step down from his role of CEO and a Director on April 30, 2025. Mr. Liu is currently a member of the ESG committee. Mr. Liu brings to Emeren more than 20 years of experience in energy management, power generation and solar technology. Prior to Emeren, Mr. Liu served as Vice President of the EMEA region at Canadian Solar, a leading global manufacturer of solar photovoltaic modules and provider of solar energy solutions. Previously, Mr. Liu was the President of Recurrent Energy, a U.S. subsidiary of Canadian Solar and also a leading solar developer in the U.S. He spearheaded market development in the U.S. and project development across various international markets and had full P&L responsibility for the EMEA region as well as for Recurrent Energy. Prior to Canadian Solar, Mr. Liu served as President at GCL Solar Energy, one of the largest polysilicon and wafer producers in the world. Mr. Liu held various senior leadership positions at GCL, including the management of solar project development activities in overseas markets. Mr. Liu holds a master’s degree in International Commerce from University of Kentucky, and both M.S. and B.S. degrees in Mechanical Engineering from Northeast University in Shenyang, China.

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

Dr. Ramakrishnan (Ramki) Srinivasan has been our director since September 2024. Dr. Srinivasan is the chairman of the nominating and corporate governance committee and member of the audit committee. Dr. Srinivasan is an experienced clean energy project developer. Dr. Srinivasan currently serves as an Executive in Residence at KCK-US (since 2022), where he leads strategic initiatives for companies specializing in next-generation grid-scale battery energy storage systems. As the Founder and CEO of Two Deg C LLC, a boutique strategy consulting firm that was established in 2017, he has provided critical guidance to enterprise customers and startups in energy and clean technology. He also has advised on capital raising, and M&A as a Senior Advisor at Coady Diemar Partners since 2019. Earlier, Dr. Srinivasan was a developer of used oil re-refineries. He served as President of Orient Green Power, where he spearheaded an IPO and raised $200 million for India’s first pureplay renewable energy IPP. His career began in a technical capacity and eventually evolved into management consulting, which included tenure at McKinsey & Company as an Engagement Manager. Dr. Srinivasan holds a Ph.D. in mechanical engineering from the University of Rochester and an M.B.A. from Carnegie Mellon’s Tepper School of Business, where he received the academic excellence award.

Mr. Himanshu Harshad Shah has been our director since March 2022. Mr. Shah is the chairman of the board. Mr. Shah is the Founder, President, and CIO of Shah Capital Management. Mr. Shah brings over thirty years of experience in global capital markets and entrepreneurial business acumen. Over the years, he has successfully advised many portfolio companies on both pragmatic strategy and disciplined execution. In addition, Mr. Shah has served on the Board of Directors for Vitamin Shoppe. Currently, he is also the Executive Chairman of Marius Pharmaceuticals. Shah Capital is a long-term stakeholder and has over 34% ownership of Emeren. Mr. Shah holds his Bachelor of Commerce in Accounting from Gujarat University, India and holds an MBA from University of Akron, Ohio.

Ms. Julia Xu has been an independent director since March 2016. Ms. Xu was appointed as Interim CEO, effective May 1, 2025, in connection with Mr. Liu’s departure. Ms. Xu is currently a member of the ESG committee. Ms. Xu is the founder and currently the managing director of Oravida, a New Zealand-based group specializing in the branding and promotion of New Zealand’s premium food products primarily for the Chinese market. Ms. Xu has served on the boards of Oravida N.A. since September 2016, Oravida Ltd since May 2016, Oravida Waters Limited since March 2015, and Oravida NZ Limited since December 2009. Ms. Xu is also the Managing Director for Kauri NZ investment, a company that invests in New Zealand’s property and primary industries. Ms. Xu has served on the boards of Kauri BB5 Limited Since October 2018, Kauri Waikite Limited Since October 2018, Kauri Papamoa Limited since April 2018, Kauri Drury Limited since April 2018, Kauri Retirement Limited since December 2017, Kauri Tauriko Limited since April 2017, Kauri Karaka Limited since April 2017, Kauri Outlooks Management Ltd since March 2017, Kauri Partners Limited since February 2017, Kauri Outlooks Ltd since February 2017, Kauri Ardmore Limited since February 2016, Kauri McArthur Ridge Limited since December 2015, Kauri Orewa Limited since December 2012, Kauri Ruakaka Limited since August 2011, Kauri Connect Limited since July 2011 and Kauri 139 Limited since December 2009. Prior to establishing Oravida in New Zealand, Ms. Xu was the chief financial officer of the Company from April 2010 to June 2011 and the vice president of international corporate finance and corporate communications of the Company from March 2009 to March 2010. Ms. Xu also has served on the boards of Musket Holdings Limited since February 2017, Mauri Bay of Plenty Aquaculture Limited since December 2016, Jumar Limited since August 2016, and Ardmore Airport Limited, Ardmore Unicom Services Limited and Ardmore Utilities Limited since June 2016. She has served on the boards of NZG 2010 Limited since September 2011 and NZG Limited since May 2006. Ms. Xu has extensive financial markets experience, including earlier roles at Deutsche Bank Hong Kong, Bankers Trust and Lehman Brothers. Ms. Xu obtained her bachelor’s degree in biology from Cornell University in 1995 and received her MBA from Johnson School of Management of Cornell University in 2004.

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

Audit Committee

The Audit Committee assists the Board in fulfilling the oversight responsibilities the Board has with respect to (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications and independence of our independent registered public accounting firm and (iv) the performance of our internal audit function and our independent registered public accounting firm. The Audit Committee has responsibility for the appointment, compensation, retention, removal and oversight of our independent registered public accounting firm, which reports directly to the Audit Committee. The Audit Committee is also responsible for preparing an audit committee report to be included in our annual proxy statement, and reviews, approves and oversees on an on-going basis any related party transactions. The Audit Committee has authority to preapprove all auditing and permitted non-audit services to be performed by our independent registered public accounting firm, subject to the de minimis exceptions provided under the Exchange Act. The Audit Committee will establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting and auditing matters. The Audit Committee presently consists of Mr. Martin Bloom (Chairperson), Mr. Ramnath N. Iyer, and Mr. Ramki Srinivasan. Ms. Julia Xu resigned from the Audit Committee as of April 16, 2025. The Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” (as defined in

Item 407(d)(5) of Regulation S-K) and that all of the members are independent (as defined in Rule 10A-3 of the Exchange Act and under the listing standards of the NYSE). The Audit Committee held three meetings in 2024.

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

The Nominating and Corporate Governance Committee presently consists of Mr. Ramki Srinivasan (Chairperson), Mr. Ramnath N. Iyer, and Mr. Martin Bloom, each of whom meets the independence standards of the New York Stock Exchange for Nominating and Corporate Governance Committee members. Ms. Julia Xu resigned from her position as Chairperson on April 16, 2025. The Nominating and Corporate Governance Committee held one meeting in 2024.

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

Independent Directors and Annual Meeting Attendance

Of the six directors currently serving on the Board, the Board has determined that all of the directors except for Mr. Liu and Mr. Shah are “independent directors” as that term is defined in the listing standards of the New York Stock Exchange. Ms. Xu will no longer be independent upon the effectiveness of her appointment of Interim CEO on May 1, 2025.

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

Insider Trading Policy

Our Board of Directors has adopted an Insider Trading Policy which governs the purchase, sale, and other dispositions of securities by directors, officers, and employees, and is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards.

Item 11.Executive Compensation

EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our named executive officers who are named in the “Summary Compensation Table for 2024” below.

Overview of Our Executive Compensation Philosophy and Design

We believe that a skilled, experienced and dedicated executive and senior management team is essential to the future performance of our Company and to building stockholder value. We have sought to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

•	to motivate our executive officers to achieve strong financial performance;
•	to attract and retain executive officers who we believe have the experience, temperament, talents and convictions to contribute significantly to our future success; and
•	to align the economic interests of our executive officers with the interests of our stockholders.

Setting Executive Compensation

Our compensation committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our NEOs, setting the compensation and other benefits of our NEOs, overseeing the Company’s response to the outcome of the advisory votes of stockholders on executive compensation, assessing the relative enterprise risk of our compensation program and administering our equity compensation plans.

It is our Chief Executive Officer’s (CEO) responsibility to provide recommendations to the Compensation Committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our Compensation Committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the Chief Executive Officer nor any other members of management is present during executive sessions of the Compensation Committee. The Chief Executive Officer is not present when decisions with respect to his compensation are made. Our Board of Directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program.

Summary Compensation Table for 2024

The following table provides information regarding the compensation of our named executive officers during 2024 and 2023.

						Non-equity
						incentive	All
Name and				Stock	Option	plan	other
Principal		Salary	Bonus	awards	awards	compensation	compensation	Total
Position	Year	($)	($)	($)	($) (1)	($)	($) (2)	($)
Yumin Liu	2024	$420,000	—	—		—	$53,416	$473,416
	2023	$419,293	—	—		—	$53,128	$472,421
Ke Chen (3)	2024	$360,000	—	—		—	$25,711	$385,711
	2023	$353,077	—	—		—	$909	$353,986
Cameron (Mac) Moore	2024	$291,346	$11,137	—		—	$9,081	$311,564
	2023	$259,135	$12,500	—		—	$8,252	$279,887
John Ewen (4)	2023	$282,404	$61,133	—		—	$214,915	$558,452
(1)

The amounts reported in this column represent the aggregate grant date fair value of options to purchase our common shares, as computed in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification Topic 718 (ASC 718). These amounts reflect the accounting cost for these options and do not represent the actual economic value that may be realized. For information on the assumptions used to calculate the grant date fair value of the options, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(2)

For 2024 and 2023, all other compensation consisted of the following: The value of providing our executives with health benefits and insurances, 401(k) employer matching contributions and severance payments.

(3)	Ke Chen officially became an employee on January 2, 2023 in the United States.

(4)	Former CEO, North America.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment standards and conditions (including termination guidelines) of an executive’s employment are dictated by the labor laws and regulations in the country/jurisdiction where the executive is employed. Subject to applicable laws and regulations, we may terminate a named executive officer’s employment for cause, at any time, without prior notice or remuneration, for certain acts of the officer, including, but not limited to, a material violation of our regulations, failure to perform agreed duties, embezzlement that causes material damage to us, or conviction of a crime.

A named executive officer may terminate his or her employment at any time by prior written notice and serving any agreed upon or required notice period, as per local laws and regulations and the conditions of the originally agreed upon contract of employment. Under at-will employment in the United States, we are generally not required to provide severance pay to an employee upon termination or resignation. However, our CEO and CFO are entitled to certain benefits upon termination, including a severance payment equal to a specified number of months of their then-salary or a specific lump sum payment if they resign for certain good-cause reasons specified by the agreement or the relevant rules or if we terminate their employment without cause. The CEO’s termination-related compensation is $182,500, while the CFO’s represents 4 months of salary at the time of signing the employment contract ($120,000). In the event of the CEO’s resignation, they must serve a 60-day notice period from the delivery of the written notice of the intention to resign, while the CFO must serve a 90-day notice period. Cameron Moore’s employment agreement does not include specific conditions for severance compensation or any required notice periods upon resignation from service. His conditions of employment shall be dictated by the standard at-will employment guidelines. Notice periods were negotiated and agreed at the time of signing the employment agreements. The named executive officers are all bound by confidentiality, non-solicitation, and any corporate policies/charters relating to compliance and governance.

In connection with Julia Xu’s appointment as Interim CEO, Ms. Xu will receive a fee of $60,000 for the initial term of four months, payable in equal monthly installments in arrears within 30 days at the start of a new month. Ms. Xu will be responsible for her own tax obligations on this fee. This fee covers all duties associated with her role as Interim CEO. Additionally, she will continue to receive her monthly director’s fee and compensation for service on any Board committee.

As of December 31, 2024, the following fixed annual base salaries (before tax and deductions) were in effect for our named executive officers:

Named Executive Officer	Position	Fixed Annual Base Salary (USD)
Yumin Liu	CEO	$420,000
Ke Chen	CFO	$360,000
Cameron Moore	EVP, North America	$300,000

Incentive Compensation Plans

Our board of directors adopted our 2007 share incentive plan in September 2007, which was amended in January 2009, August 2010, August 2012, August 2016, January 2018, April 2018, December 2020, and December, 2021 (referred to herein as our “2007 share incentive plan” or the “Plan”) to attract and retain the best available personnel for positions of substantial responsibility, provide additional incentive to employees, directors and consultants and promote the success of our business. We have reserved 42,500,000 shares for issuance under our 2007 share incentive plan. As of December 31, 2024, we had an outstanding award of 12,660,000 shares, excluding awards forfeited pursuant to the terms of our 2007 share incentive plan and the exercised options, and 13,774,050 shares available for future grants.

The following paragraphs describe the principal terms of our 2007 share incentive plan.

Administration. Our 2007 share incentive plan is administered by our board of directors or, after our board of directors makes the designation, by our compensation committee. In each case, our board of directors or our compensation committee will determine the provisions, terms and conditions of each option grant, including, but not limited to, the option vesting schedule, repurchase provisions, forfeiture provisions, form of payment upon settlement of the award and payment contingencies.

Awards. The following paragraphs briefly describe the principal features of the various awards that may be granted under our 2007 share incentive plan.

●Options. Options provide for the right to purchase our shares at a price and period determined by our compensation committee in one or more installments after the grant date.
●Restricted Shares. A restricted share award is the grant of our shares determined by our compensation committee. A restricted share is nontransferable, unless otherwise determined by our compensation committee at the time of award and may be repurchased by us upon termination of employment or service during a restricted period. Our compensation committee shall also determine in the award agreement whether the participant will be entitled to vote the restricted shares or receive dividends on such shares.
●Restricted Share Units. Restricted share units represent the right to receive our shares at a specified date in the future, subject to forfeiture of such right. If the restricted share unit has not been forfeited, then on the date specified in the award agreement, we shall deliver to the holder unrestricted shares, which will be freely transferable.

Amendment, Modification, and Termination of Plan. With the approval of the Board, at any time and from time to time, the Committee may terminate, amend or modify the Plan; provided, however, that (a) to the extent necessary and desirable to comply with Applicable Laws, or stock exchange rules, the Company shall obtain shareholder approval of any Plan amendment in such a manner and to such a degree as required, and (b) shareholder approval is required for any amendment to the Plan that (i) increases the number of Shares available under the Plan (other than any adjustment as provided by Article 8), (ii) permits the Committee to grant Options with an exercise price that is below Fair Market Value on the date of grant, (iii) permits the Committee to extend the expiration date of the Plan, (iv) permits the Committee to extend the exercise period for an Option beyond ten years from the date of grant, or (v) results in a material increase in benefits or a change in eligibility requirements.

We do not take material non-public information into account when determining the timing and terms of equity-based awards, and we have not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards as of December 31, 2024

The following table contains information concerning equity awards (represented by ordinary shares) held by our named executive officers that were outstanding as of December 31, 2024.

	Option Awards						Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
								Number	Payout
								of	Value of
								Unearned	Unearned
		Number of					Market	Shares,	Shares,
	Number of	Securities					Value of	Units or	Units or
	Securities	Underlying				Number of	Shares or	Other	Other
	Underlying	Unexercised				Shares or	Units of	Rights	Rights
	Unexercised	Options				Units of	Stock	That	That
	Options	Un-		Option	Option	Stock That	That	Have Not	Have Not
	Exercisable	exercisable		Exercise	Expiration	Have Not	Have Not	Vested	Vested
Name	(#)	(#)		Price ($)	Date	Vested (#)	Vested ($)	(#)	($)
Yumin Liu	5,000,000	—		$0.15	3/31/26	—	—	—	—

Ke Chen	3,000,000	—		$0.727	11/24/26	—	—	—	—

Cameron (Mac) Moore	200,000	100,000	(1)	$0.414	5/1/28	—	—	—	—
(1)	The options vest as follows:

		Exercise
		Price	Total	Vested	Unvested	Vesting
Name	Date of Award (Grant)	(per share)	Shares	Shares	Shares	Schedule
Yumin Liu	Thursday, December 5, 2019	$0.15	5,000,000	5,000,000	—	1,500,000 shares on December 5th, 2020; 1,500,000 shares on December 5th, 2021; 2,000,000 shares on December 5th, 2022
Ke Chen	Wednesday, November 24, 2021	$0.727	3,000,000	3,000,000	—	1,500,000 shares on November 24, 2022; 1,500,000 shares on November 24, 2023
Mac Moore	Sunday, May 1, 2022	$0.414	300,000	100,000	200,000	100,000 shares on May 1, 2023; 100,000 shares on May 1, 2024; 100,000 shares on May 1, 2025

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no member of the Compensation Committee had a relationship with us that required disclosure under Item 404 of Regulation S-K. During the past fiscal year, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who served as members of our Board of Directors or our Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our Company, nor have they ever been an officer or employee of our Company.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the “Executive Compensation” contained herein with management. Based on our Compensation Committee’s review and discussions with management, our Compensation Committee recommended to our Board of Directors that the Executive Compensation section be included herein.

Martin Bloom

Ramnath N. Iyer

2024 DIRECTOR COMPENSATION

Directors who are executive officers of the Company receive no compensation for service as members of either the Board or committees thereof. In 2024, directors who are not executive officers of the Company received (i) an annual retainer of $40,000 USD gross (£40,000 GBP gross for Mr. Bloom) paid on a monthly basis, and (ii) a stock option award, which is decided by the Compensation Committee in consultation with the Chairman of the Board of Directors, as stated in the Compensation Committee Charter. We also reimburse all ordinary and necessary expenses incurred in the conduct of our business.

The following table provides information regarding the compensation of our non-employee directors during 2024:

	Fees Earned or Paid
	in		Option	All Other	Total
Name	Cash ($)		Awards ($) (2)	Compensation ($)	($)
Martin Bloom	$51,187	(1)		—	$51,187
Julia Xu	$40,000			—	$40,000
Himanshu Harshad Shah	—		—	—	—
Ramnath Iyer	$40,000			—	$40,000
Ramki Srinivasan	$13,333			—	$13,333
(1)	Amount converted into U.S. dollars based on an exchange rate of 1.2797 GBP to 1.0 U.S. Dollars.

(2)

The amounts reported in this column represent the aggregate grant date fair value of options to purchase our common shares made to directors in fiscal 2024, as computed in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification Topic 718 (ASC 718). These amounts reflect the accounting cost for these options and do not represent the actual economic value that may be realized by the director. For information on the assumptions used to calculate the grant date fair value of the options, refer to Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our non-employee directors held the following numbers of options that were outstanding as of December 31, 2024:

Number of Options
Name	(Ordinary Shares)
Martin Bloom	600,000
Julia Xu	200,000
Himanshu Harshad Shah	—
Ramnath Iyer	100,000
Ramki Srinivasan	100,000

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Common Shares as of March 31, 2025 by: (1) each director; (2) each of the executive officers named in the Summary Compensation Table; (3) all of the directors and executive officers as a group; and (4) each person or entity known to the Company to be the beneficial owner of more than 5% of the Common Shares. Except as otherwise indicated in the footnotes, each of the holders listed below has sole voting and investment power over the shares beneficially owned. As of March 31, 2025, there were 513,216,222 Common Shares outstanding. Our ADSs are traded on the NYSE and brokers or other nominees may hold ADSs in “street name” for customers who are the beneficial owners of the ADSs. As a result, we may not be aware of each person or group of affiliated persons who beneficially own more than 5.0% of our common stock.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares (3)%
Directors and Executive Officers (1)
Martin Bloom	60,000	*
Himanshu Harshad Shah	188,182,360	36.60%
Julia Xu	20,000	*
Ke Chen	5,140,270	1.00%
Ramnath Iyer	26,666	*
Yumin Liu	500,000	*
KaiKai Zhang	10,000	*
Cameron (Mac) Moore	30,000	*
Dr. Ramakrishnan (Ramki) Srinivasan	—	*
All current directors, nominees and executive officers as a group (ten persons)	193,969,296	37.73%

5% or Greater Holders
Shah Capital Management, Inc. (2)	187,618,660	36.49%
*	Denotes less than 1%.

(1)The address of all directors and officers is c/o Emeren Group Ltd, 149 Water Street, Suite 302, Norwalk, CT 06854.

(2)

The information was based on Schedule 13D/A filed on March 17, 2025 by Shah Capital Management, Inc. (who serves as investment adviser to Shah Capital Opportunity Fund LP), Shah Capital Opportunity Fund LP and Himanshu H. Shah (who serves as President and Chief Investment Officer of Shah Capital Management, Inc.) Shah Capital Management, Inc. is a North Carolina registered corporation. Shah Capital Opportunity Fund LP is a Delaware Limited Partnership and Himanshu H. Shah is a United States citizen. The business address of Shah Capital Management, Inc., Shah Capital Opportunity Fund LP, and Himanshu H. Shah is 2301 Sugar Bush Road, Suite 510, Raleigh, North Carolina 27612.

(3)	The number of shares beneficially owned includes 926,666 Common Shares subject to stock options that are exercisable within 60 days of March 31, 2025.

Equity Compensation Plan Information

The table below provides information as to the Plan as of December 31, 2024.

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,160,000	$0.38	14,274,050

Equity compensation plans not approved by security holders	—	—	—

Total	12,160,000		14,274,050	(1)

(1)Consists of shares available for issuance under the Plan.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Except as otherwise disclosed in this section, we had no related person transactions during 2024, and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest. Our Board has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

●	A “related person” means a director, executive officer, nominee for director or greater than 5% beneficial owner of our common shares, in each case since the beginning of the most recently completed year, and any member of the immediate family of such persons; and

●	A “related person transaction” generally is a transaction between the Company and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person had or will have a direct or indirect material interest.

Our Audit Committee is responsible for reviewing, approving or ratifying all related party transactions. The Audit Committee’s decision whether or not to approve or ratify a proposed transaction is made in light of whether consummation of the transaction is believed by the Audit Committee to not be or have been contrary to the best interests of the Company.

Related party transactions

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

Item 14.Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The Audit Committee is solely responsible for the selection, retention, oversight and, when appropriate, termination of the Company’s independent registered public accounting firm.

The fees billed by UHY LLP for all services rendered during 2024 and 2023 were as follows:

	2024	2023
Audit Fees (1)	$650,948	$624,942
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$650,948	$624,942
(1)	Audit of annual financial statements, review of financial statements and other services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.

The Audit Committee has established pre-approval policies and procedures with respect to audit and permitted non-audit services to be provided by its independent registered public accounting firm. Pursuant to these policies and procedures, the Audit Committee may form, and delegate authority to, subcommittees consisting of one or more members when appropriate to grant such pre-approvals, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s responsibilities to management. In 2024, the Audit Committee pre-approved all services provided by our independent registered public accounting firm, and no fees to the independent registered public accounting firm were approved pursuant to the de minimis exception under the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibits and Financial Statements Schedules

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

Exhibit Number	Exhibit Description

10.5*

Form of Service Agreement between Emeren US LLC (f/k/a ReneSola Power Holdings, LLC) and its executive officers (incorporated by reference to Exhibit 4.5 of our Annual Report on Form 20-F filed with the Securities and Exchange Commission on April 30, 2018)

10.6*

Form of Service Agreement between ReneSola Engineering International GmbH and its executive officers (incorporated by reference to Exhibit 4.6 of our Annual Report on Form 20-F filed with the Securities and Exchange Commission on April 30, 2018)

10.7

Securities Repurchase Agreement by and between Emeren Group Ltd (f/k/a ReneSola Ltd) and ReneSola Singapore Pte. Ltd. dated as of January 4, 2023 (incorporated by reference to Exhibit 10.1 of the Report of Foreign Private Issuer on Form 6-K (File No. 001-33911) filed with the Securities and Exchange Commission on January 4, 2023)

10.8

Securities Repurchase Agreement by and between Emeren Group Ltd (f/k/a ReneSola Ltd) and ReneSola Singapore Pte. Ltd. dated as of September 2, 2022 (incorporated by reference to Exhibit 10.1 of the Report of Foreign Issuer on Form 6-K (File No. 001-33911) filed with the Securities and Exchange Commission on September 6, 2022)

10.9

Amended and Restated Investor Rights Agreement by and between Emeren Group Ltd (f/k/a ReneSola Ltd) and Shah Capital Opportunity Fund LP dated as of September 9, 2022 (incorporated by reference to Exhibit 99.1 of the Report of Foreign Private Issuer on Form 6-K (File No. 001-33911) filed with the Securities and Exchange Commission on September 15, 2022

10.10#

The Sale Purchase Agreement in relation to 100% of the Shares of Lucas EST S.R.L and Ecosfer Energy S.R.L dated December 22, 2020 among Emeren New Energy S.à r.l. (f/k/a Renesola New Energy S.à r.l), Solis Bond Company Designated Activity Company and Alternus Energy Group Plc (incorporated by reference to Exhibit 4.10 of our Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on April 28, 2021)

10.11#

Amendment Agreement dated March 16, 2021 to the Sale Purchase Agreement in relation to 100% of the Shares of Lucas EST S.R.L and Ecosfer Energy S.R.L dated December 22, 2020 among Emeren New Energy S.à r.l. (f/k/a Renesola New Energy S.à r.l), Solis Bond Company Designated Activity Company and Alternus Energy Group Plc (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on April 28, 2021)

10.12#

The Bond Subscription Agreement dated July 21, 2020 between Emeren New Energy S.à r.l. (f/k/a Renesola New Energy S.à r.l) and Eiffel Energy Transition Fund S.L.P. (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on April 28, 2021)

10.13#

Joint Venture Agreement dated March 31, 2021 between the Company and Eiffel Essential Group (incorporated by reference to Exhibit 4.14 of our amendment to Annual Report on Form 20-F/A (File No. 001-33911) filed with the Securities and Exchange Commission on August 23, 2022)

10.14#

Share Purchase Agreement by and between ReneSola Power UK Ltd and P&T Global Renewable Energy Limited dated as of September 30, 2022 (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 20-F (File No. 001-33911) filed with the Securities and Exchange Commission on May 16, 2023)

10.15*

Temporary Amendment of Contract - Appointment as Interim CEO of Emeren Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33911) filed with the Securities and Exchange Commission on April 3, 2025)

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K (File No. 001-33911) filed with the Securities and Exchange Commission on August 1, 2024)

Exhibit Number	Exhibit Description

19.1

Emeren Group Ltd Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K (File No. 001-33911) filed with the Securities and Exchange Commission on March 25, 2025)

21.1

Subsidiaries of Emeren Group Ltd (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (File No. 001-33911) filed with the Securities and Exchange Commission on March 25, 2025)

23.1

Consent of Independent Registered Accounting Firm (UHY LLP) (incorporated by reference to Exhibit 23.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-33911) filed with the Securities and Exchange Commission on March 26, 2025)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-33911) filed with the Securities and Exchange Commission on March 26, 2025)

32.2

Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-33911) filed with the Securities and Exchange Commission on March 26, 2025)

97

Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K (File No. 001-33911) filed with the Securities and Exchange Commission on August 1, 2024)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted Inline in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) the information in Part I, Item 1C Cybersecurity, and (viii) the information in Part II, Item 9B Other Information. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Indicates management contract or compensatory plan or arrangement.
#	Portions of the exhibit have been omitted pursuant to SEC confidential treatment under 17 C.F.R. Section 229.601(b)(10)(iv).

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2025.

EMEREN GROUP LTD.

By:	/s/ Yumin Liu
Yumin Liu
Chief Executive Officer

By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer