Form 10-Q
period 2025-03-31
Emeren Group Ltd
filed 2025-05-14
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, 513,216,222 ordinary shares, no par value per share, were issued and outstanding. Each of the ordinary shares of the registrant’s American Depositary Shares represents 10 shares on the New York Stock Exchange.

EMEREN GROUP LTD

i

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Emeren Group Ltd (hereinafter referred to as “Emeren Group Ltd”, “we”, “our”, or the “Company”) are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as defined in the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations or business prospects, are forward-looking statements. Words such as “believes,” “expects,” “anticipates,” “will,” “could,” “plans, “estimates,” “predicts,” “goals,” “should,” “will,” “could,” “would,” “may,” forecast,” “seeks,” and other similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, with the intention these forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations and assumptions regarding the future, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, many of which are outside of our control. These risks and uncertainties could cause actual events or results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 25, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on March 26, 2025 and the Annual Report on Form 10-K/A filed with the SEC on April 22, 2025 (together, the “Annual Report on Form 10-K”). Any forward-looking statement speaks only as of the date on which it is made.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	2	$52,885	$50,012
Accounts receivable trade, net	3	20,782	21,121
Accounts receivable unbilled, net	3	44,047	41,330
Advances to suppliers	2	903	568
Value added tax recoverables		8,821	8,005
Project assets, current	5	50,640	54,267
Prepaid expenses and other current assets, net	4	18,976	16,085
Total current assets		197,054	191,388

Property, plant and equipment, net	6	197,408	194,839
Project assets, non-current	5	22,716	14,444
Operating lease, right-of-use assets	16	19,474	19,931
Finance lease, right-of-use assets	8	4,534	4,574
Other non-current assets	3	23,736	22,390
Total assets		$464,922	$447,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$11,056	$11,892
Advances from customers	2	4,924	5,042
Amounts due to related parties	15	3,371	4,028
Long-term borrowings, current	8	1,651	1,181
Income tax payable	7	1,063	606
Salaries payable		2,189	1,265
Operating lease liabilities, current	16	557	659
Failed sales-leaseback and finance lease liabilities, current	8	5,046	5,014
Other current liabilities	9	19,087	19,831
Total current liabilities		48,944	49,518

Long-term borrowings, non-current	8	37,942	23,515
Operating lease liabilities, non-current	16	19,377	19,252
Failed sales-leaseback and finance lease liabilities, non-current	8	13,374	13,767
Deferred tax liabilities	7	3,636	3,494
Total liabilities		123,273	109,546

Commitments and contingencies

Shareholders’ equity
Common shares (1,000,000,000 shares, no par value, authorized at March 31, 2025 and December 31, 2024; 637,920,142 shares issued and 513,216,222 shares outstanding at March 31, 2025; 652,821,742 shares issued and 513,216,222 shares outstanding at December 31, 2024)	10	806,714	806,714
Additional paid-in capital		15,180	15,104
Treasury stock, at cost (124,703,920 and 124,703,920 shares as of March 31, 2025 and December 31, 2024, respectively)	10	(49,146)	(49,146)
Accumulated deficit		(451,500)	(453,040)
Accumulated other comprehensive loss		(17,192)	(19,116)

Emeren Group Ltd shareholders’ equity		304,056	300,516
Non-controlling interest		37,593	37,504
Total shareholders’ equity		341,649	338,020

Total liabilities and shareholders’ equity		$464,922	$447,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenues:
Solar power project development	$317	$—
Electricity generation	6,701	5,384
EPC services	—	4,137
DSA	1,104	5,062
Others	32	17
Total net revenues	8,154	14,600
Cost of revenues	(4,945)	(10,278)
Gross profit	3,209	4,322

Operating expenses:
Sales and marketing	(37)	(61)
General and administrative	(4,479)	(4,622)
Other operating expenses, net	(2,791)	(852)
Total operating expenses	(7,307)	(5,535)

Loss from operations	(4,098)	(1,213)

Other income (expenses):
Interest income	416	520
Interest expense	(379)	(385)
Unrealized foreign exchange gain (loss)	6,198	(3,253)
Total other income (expense), net	6,235	(3,118)

Income (loss) before income tax	2,137	(4,331)
Income tax expense	(658)	(1,157)

Net income (loss)	1,479	(5,488)
Less: net (loss) income attributed to non-controlling interests	(61)	437
Net income (loss) attributed to Emeren Group Ltd	$1,540	$(5,925)

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)
Weighted average number of ADS* used in computing loss per ADS*
Basic	51,321,622	53,553,650
Diluted	51,392,601	53,553,650
*	Each American depositary share (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,479	$(5,488)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,074	(2,955)
Other comprehensive income (loss)	2,074	(2,955)
Comprehensive income (loss)	3,553	(8,443)
Less: comprehensive income (loss) attributed to non-controlling interests	89	(244)
Comprehensive income (loss) attributed to Emeren Group Ltd	$3,464	$(8,199)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Non-controlling
	Shares Issued	Amount	Shares Issued	Amount	capital	deficit	income (loss)	Emeren Group Ltd	interest	Total equity
Balance at December 31, 2023	651,821,742	$806,714	(90,715,770)	$(41,938)	$14,728	$(440,563)	$(13,629)	$325,312	$37,997	$363,309
Net income (loss)	—	—	—	—	—	(5,925)	—	(5,925)	437	(5,488)
Stock repurchase	—	—	(29,258,280)	(6,178)	—	—	—	(6,178)	—	(6,178)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Issuance of common stock from release of restricted share units	333,333	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,274)	(2,274)	(681)	(2,955)
Balance at March 31, 2024	652,155,075	$806,714	(119,974,050)	$(48,116)	$14,757	$(446,488)	$(15,903)	$310,964	$37,753	$348,717

Balance at December 31, 2024	652,821,742	$806,714	(124,703,920)	$(49,146)	$15,104	$(453,040)	$(19,116)	$300,516	$37,504	$338,020
Net income (loss)	—	—	—	—	—	1,540	—	1,540	(61)	1,479
Share-based compensation	—	—	—	—	76	—	—	76	—	76
Issuance of common shares adjustment (Note 10)	(14,901,600)	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	1,924	1,924	150	2,074
Balance at March 31, 2025	637,920,142	$806,714	(124,703,920)	$(49,146)	$15,180	$(451,500)	$(17,192)	$304,056	$37,593	$341,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$1,479	$(5,488)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,108	1,751
Allowances for credit losses	3	262
Loss on cancellation of project assets	2,228	942
Loss on disposal of property, plant and equipment	503	—
Share-based compensation	76	29
Deferred tax provision	10	33
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	762	8,623
Advances to suppliers	(314)	(801)
Value added tax recoverable	(599)	(1,866)
Prepaid expenses and other current assets	(3,021)	(2,295)
Project assets	(4,610)	(11,603)
Other non-current assets	(88)	(781)
Accounts payable	(744)	2,638
Advances from customers	(331)	—
Amounts due to related parties	(764)	939
Other current liabilities	50	(170)
Income tax payable	481	1,031
Salaries payable	879	(32)
Net cash used in operating activities	(1,892)	(6,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

		Three Months Ended March 31,
	Notes	2025	2024
Investing activities:
Purchase of property, plant and equipment		(2,653)	(2,849)
Proceeds from disposal of property, plant and equipment		551	242
Net cash used in investing activities		(2,102)	(2,607)
Financing activities:
Proceeds from banks and other third-party borrowings		15,269	779
Repayment of banks and other third-party borrowings		(1,149)	(987)
Debt issuance costs		(241)	—
Repurchase of shares		—	(6,178)
Proceeds from failed sales-leaseback		866	—
Repayment of finance lease obligations		(263)	(689)
Repayment of failed sales-leaseback financing		(1,238)	(1,112)
Net cash provided by (used in) financing activities		13,244	(8,187)
Effect of exchange rate changes		(5,675)	2,481
Net increase (decrease) in cash and cash equivalents and restricted cash		3,575	(15,101)
Cash and cash equivalents and restricted cash, beginning of period		50,012	70,174
Cash and cash equivalents and restricted cash, end of period	2	$53,587	$55,073

Supplemental schedule of non-cash operating activities:
Transfer from property, plant and equipment, net to project assets, current		$—	$(9,863)

Supplemental schedule of non-cash investing and financing activities:
Payables for purchase of property, plant and equipment		$(12,144)	$(11,717)
Payable for finance leases		$(2,042)	$(2,853)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Emeren Group Ltd was incorporated in the British Virgin Islands on March 17, 2006. On January 29, 2008, Emeren Group Ltd and its subsidiaries (collectively, the “Company”) became listed on the New York Stock Exchange (“NYSE”) in the United States. The Company is a solar project developer and operator, a solar downstream player. The Company develops and sells solar power projects or sells project Special Purpose Vehicles (“SPVs”) (project development business); provides engineering, procurement and construction business (“EPC business”); owns and operates solar power projects and sells the electricity generated by the operated solar power plants (“IPP business”); and provides Development Services Agreement (“DSA”). The Company conducts the IPP business, EPC business, DSA business and project development business in a number of countries, including United States (“U.S.”), Poland, Hungary, Spain, France, United Kingdom (“UK”), Germany, Italy, Luxembourg and People’s Republic of China (“PRC”).

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

In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Quarterly results are not necessarily indicative of results for the full year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 include cash and cash equivalents, accounts receivable, accounts payable and salaries payable.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and salaries payable approximate their fair value because of their short-term nature (classified as Level 1).

Significant accounting policies

There have been no material changes to the Company’s significant accounting policies disclosed in our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Cash and cash equivalents

The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of March 31, 2025 and December 31, 2024, the Company had cash in excess of the FDIC insured amount. The Company has not experienced any losses in such accounts.

Cash restricted for use as a result of financing is classified separately as restricted cash. If the restricted cash is unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in “other non-current assets.” Otherwise, restricted cash is included as a separate line item on the Company’s condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated statements of cash flows to the condensed consolidated balance sheets.

	March 31,	December 31,
	2025	2024

	in thousands
Cash and cash equivalents	$52,885	$50,012
Restricted cash – other non-current assets	702	—
Total cash, cash equivalents and restricted cash	$53,587	$50,012

Advances to suppliers

As of March 31, 2025 and December 31, 2024, advances to suppliers in current assets were $0.9 million and $0.6 million, respectively. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

Leases

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries are asked to prepay the lease costs for over one year. As of March 31, 2025 and December 31, 2024, the prepaid rental fees of $1.3 million and $1.3 million, respectively, were recorded in operating lease right-of-use assets.

Revenue recognition

The Company primarily derives its revenues from the following revenue streams:

●	Solar power project development – This is comprised of sale of project assets constructed by a third-party EPC contractor, sale of project assets constructed by the Company’s own EPC team, and sale of project asset rights.
●	EPC Services – Certain of the EPC contracts for photovoltaic (PV) solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of March 31, 2025 and December 31, 2024, the unbilled balance of accounts receivable from EPC services included in accounts receivable unbilled, net were $43.0 million and $40.4 million, respectively.
●	Electricity generation – See Note 3, “Accounts Receivable Trade, Net” for further details.
●	DSA and others – DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method upon the performance of relevant project development activities. Ancillary revenues are recorded in others.

Contract liability

Advances from customers, which represent contract liabilities, are payments received from customers which are unrecognized revenue. Advances from customers are recognized as the Company performs its obligations under the contract. During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and zero as revenue that was included in the balances of advances from customers as of January 1, 2025 and 2024, respectively.

Deferred revenue, included in other current liabilities, represents the excess billings to date over the amount of revenue recognized to date. The timing and the amount we bill our customers is based on achieving milestones as defined in the contract with the customers. See Note 9, “Other Current Liabilities” for further details.

Disaggregation of revenue

The following tables summarizes the Company’s revenues by recognition points:

	Three months ended March 31,
	2025	2024

	in thousands
Solar power project development	$317	$—
Revenue recognized at a point in time	317	—
EPC services	—	4,137
Electricity generation	6,701	5,384
DSA	1,104	5,062
Others	32	17
Revenue recognized over time	7,837	14,600
Total	$8,154	$14,600

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended March 31,
	2025	2024

	in thousands
China	$3,393	$2,881
United States	349	407
UK	2,492	2,097
France	147	1
Poland	32	2,460
Italy	1,104	5,062
Hungary	637	1,692
Total	$8,154	$14,600

See Note 17, “Segment Reporting” for further details.

Feed-in tariff (s) (FIT) payments

The Company collected FIT payments of $0.1 million and $0.1 million for the electricity sold to the state grid companies in the PRC for the three months ended March 31, 2025 and 2024, respectively.

The Company recognized non-FIT payments of attracting foreign investment of zero and $0.1 million in other operating income and expense, net for the three months ended March 31, 2025 and 2024, respectively.

Foreign currency

Renminbi (“RMB”) is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 62.0 million ($8.5 million) and RMB 72.5 million ($9.9 million) on March 31, 2025 and December 31, 2024, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of March 31, 2025 and December 31, 2024, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation adjustments.

Recently issued accounting pronouncements

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04: Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

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

3. ACCOUNTS RECEIVABLE TRADE, NET

	March 31,	December 31,
	2025	2024

	in thousands
Accounts receivable trade
– from EPC services	$4,108	$4,008
– from solar power project assets and DSA	8,857	10,447
– from electricity generation (1)	12,010	10,132
– from others	39	672
Total accounts receivable trade	25,014	25,259
Less: allowance for credit losses	(4,232)	(4,138)
Accounts receivable trade, net	$20,782	$21,121
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations that started operation before July 2017 to be registered on the Catalog. The Company expects that a certain part of the FIT receivables will be recovered after twelve months from the reporting date, which are discounted at an effective interest rate. As of March 31, 2025 and December 31, 2024, there are $4.0 million and $3.8 million of FIT receivables classified as current, and $18.2 million and $17.2 million classified as non-current, which is included in the other non-current assets on the condensed consolidated balance sheets, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	March 31,	December 31,
	2025	2024

	in thousands
Accounts receivable unbilled
–from solar power project assets	$1,783	$1,581
–from EPC services	43,038	40,406
–from electricity generation and others	242	297
Total accounts receivable unbilled	45,063	42,284
Less: allowance for credit losses	(1,016)	(954)
Accounts receivable unbilled, net	$44,047	$41,330

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

	March 31,	December 31,
	2025	2024

	in thousands
At beginning of the period	$5,092	$5,203
Allowance for credit losses for the period	3	3,506
Written off	—	(3,617)
Other (foreign currency effects)	153	—
At end of the period	$5,248	$5,092

During the three months ended March 31, 2025 and 2024, the Company recorded credit losses of $0.003 million and $0.2 million, respectively.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of March 31, 2025, receivables from a solar power customer amounted to $47.1 million, including billed receivable of $4.0 million and unbilled receivable of $43.0 million which accounts for 67.2% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies. As of December 31, 2024, receivables from a solar power customer amounted to $44.2 million, including billed receivable of $3.8 million and unbilled receivable of $40.4 million which accounts for 65.5% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies.

For the three months ended March 31, 2025 and 2024, revenue from this solar power customer accounted for zero and 17% ($2.4 million) of the Company’s total net revenues, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2025	2024

	in thousands
Receivables from disposal of property, plant and equipment (1)	$532	$1,079
Deposits (2)	12,048	9,863
Others (3)	7,117	5,861
Total prepaid expenses and other current assets	19,697	16,803
Less: allowance for credit losses (4)	(721)	(718)
Total prepaid expenses and other current assets	$18,976	$16,085
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of Company’s solar power stations assets which were primarily used for the electricity generation revenue segment.
(2)	As of March 31, 2025 and December 31, 2024, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(3)	As of March 31, 2025, others mainly included $0.8 million prepaid deposits for U.S. sold project assets, $1.4 million deferred cost for U.S. projects, $2.7 million deferred cost for Italy projects, $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.5 million prepaid for a UK project. As of December 31, 2024, others mainly included $1.3 million prepaid deposits for U.S. sold project assets, $1.3 million deferred cost for U.S. projects, $1.4 million deferred cost for Italy projects, $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.5 million prepaid for a UK project.
(4)	As of March 31, 2025 and December 31, 2024, allowance for credit losses mainly represented the allowance for the Korea project’s prepayment which the Company deemed not recoverable.

5. PROJECT ASSETS

Project assets consisted of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024

	in thousands
Project assets - development and construction cost	$71,940	$67,360
Project assets - others	1,416	1,351
Total project assets	$73,356	$68,711

Current portion	$50,640	$54,267
Non-current portion	$22,716	$14,444

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	March 31,	December 31,
	2025	2024

	in thousands
Land	$1,038	$976
Plant and machinery	3	3
Motor vehicles	46	45
Office equipment	329	310
Power stations (1)	218,833	214,351
Less: accumulated depreciation	(37,069)	(34,760)
Subtotal	183,180	180,925
Construction in progress	14,228	13,914
Property, plant and equipment, net	$197,408	$194,839
(1)	In March 2024, the Company transferred power stations with a carrying value of $9.9 million to project assets, current. No impairment was recognized upon transfer.

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $2.1 million and $1.8 million, respectively.

7. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The Company recorded income tax expense of $0.7 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 31% and (27%), respectively.

We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company’s income tax provision in the three months ended March 31, 2025 and 2024, was mainly due to income taxes on earnings from its foreign tax jurisdictions.

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

As of March 31, 2025, there are no material changes on uncertain tax positions.

8. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	March 31,	December 31,
	2025	2024

	in thousands
Total debt principal	$39,834	$24,696
Less: unamortized debt issuance costs	241	—
Total debt	39,593	24,696
Less: long-term borrowings, current	1,651	1,181
Long-term borrowings, non-current	$37,942	$23,515

As of March 31, 2025 and December 31, 2024, the long-term borrowings of $39.6 million and $24.7 million were jointly guaranteed by the Company and its subsidiaries.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan from a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of March 31, 2025 and December 31, 2024, the balance of this long-term borrowings was $0.02 million and $0.02 million, respectively.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of March 31, 2025, the long-term borrowings were $22.2 million, including current of $0.4 million and non-current of $21.8 million. As of December 31, 2024, the long-term borrowings were $22.3 million, including current of $0.9 million and non-current of $21.4 million.

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of March 31, 2025 and December 31, 2024, the balance of the shareholder loan was $0.1 million and $0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of March 31, 2025 and December 31, 2024, the balance of the shareholder loan was $0.03 million and $0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of March 31, 2025, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million. As of December 31, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of March 31, 2025, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.6 million. As of December 31, 2024,the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of March 31, 2025, the long-term borrowings were $1.3 million, including current of $0.1 million and non-current of $1.2 million. As of December 31, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

The long-term loans obtained by the Company’s China subsidiary in November 2023, March 2024, and July 2024 are guaranteed by another subsidiary of the Company. These loans are also collateralized by the underlying assets of the solar projects with a carrying amount of $3.2 million (RMB 23.5 million), as well as a 100% equity interest in a subsidiary and the rights to the future power generation income. The accounts receivable related to electricity generation revenue in China remain on the Company’s condensed consolidated balance sheets, as the transaction is accounted for as a secured borrowing under ASC 860. The Company continues to collect customer payments for the pledged accounts receivable.

In March 2025, the Company’s Hungary subsidiaries entered into a subordination agreement in connection with a $24.1 million (EUR 22.3 million) facility agreement with a local lender and received loan proceeds of $15.0 million (EUR 13.9 million) under the first of two utilization tranches. The loan bears interest at a rate of 3.0% plus the three-month EURIBOR, which resets from time to time based on prevailing market rates, and matures in March 2035.

As of March 31, 2025, the outstanding balance under the facility was $15.0 million, of which $1.0 million was classified as the current portion of long-term borrowings and $14.0 million as non-current. The facility is jointly guaranteed by the Company and certain of its subsidiaries and is secured by substantially all assets of the Company’s certain subsidiaries, which had a carrying value of $44.7 million as of March 31, 2025. The pledged assets include, among other collateral, the contractual rights to future accounts receivable. These rights remain recognized in the Company’s condensed consolidated balance sheets, as the arrangement does not qualify for sale accounting under Accounting Standards Codification (“ASC”) 860.

As of March 31, 2025, future minimum payments required under the lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd are:

USD
in thousands
2025 (April 1 through December 31)	$742
2026	1,261
2027	1,261
2028	1,261
2029	1,261
Thereafter	38,233
Total minimum loan payments	44,019
Less: amount representing interest	(21,771)
Present value of net minimum loan payments	$22,248

As of March 31, 2025, future principal repayments required under the Hungary subordination loan are:

USD
in thousands
2025 (April 1 through December 31)	$1,092
2026	1,252
2027	1,214
2028	1,122
2029	1,086
Thereafter	9,251
Total	$15,017

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

During the three months ended March 31, 2025 and 2024, the Company paid for amount of financing lease associated with failed sales-leaseback transactions of $1.2 million and $1.1 million, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded $12.2 million and $12.5 million under failed sales-leaseback liabilities as the non-current portion and $4.2 million and $4.1 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 5.57% and 6.68% and interest costs incurred during the three months ended March 31, 2025 and 2024 were $0.2 million and $0.2 million, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as finance lease. As of March 31, 2025 and December 31, 2024, the carrying amount of leased assets are included in finance lease right-of-use assets, which are being depreciated over lives of 25 years. The payable related to these contracts as of March 31, 2025 and December 31, 2024 was $2.0 million and $2.3 million, respectively.

As of March 31, 2025, future minimum payments required under the finance lease are:

USD
in thousands
2025 (April 1 through December 31)	$710
2026	752
2027	737
Total minimum lease payments	2,199
Less: amount representing interest	(157)
Present value of net minimum lease payments	$2,042
Current portion	$888
Non-current portion	$1,154

As of March 31, 2025, future minimum payments required under the failed sales-leaseback are:

USD
in thousands
2025 (April 1 through December 31)	$3,754
2026	4,359
2027	3,940
2028	2,936
2029	1,865
Thereafter	1,335
Total minimum lease payments	18,189
Less: amount representing interest	(1,811)
Present value of net minimum lease payments	$16,378
Current portion	$4,158
Non-current portion	$12,220

	March 31,	December 31,
	2025	2024

	in thousands
Current portion of finance lease	$888	$938
Current portion of failed sales-leaseback	4,158	4,076
Total current portion of failed sales-leaseback and finance lease	$5,046	$5,014

Non-current portion for finance lease	$1,154	$1,315
Non-current portion for failed sales-leaseback	12,220	12,452
Total non-current portion of failed sales-leaseback and finance lease	$13,374	$13,767

Interest expense

Interest expenses incurred for the three months ended March 31, 2025 and 2024 were $0.4 million and $0.4 million, respectively.

9. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	March 31,	December 31,
	2025	2024

	in thousands
Payables for purchase of property, plant and equipment (1)	$12,144	$12,272
Other tax payables	248	273
Deferred revenue (3)	2,566	886
Others (2)	4,129	6,400
Total other current liabilities	$19,087	$19,831
(1)	Payable for purchase of property, plant and equipment as of March 31, 2025 and December 31, 2024 included amounts payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Others as of March 31, 2025 and December 31, 2024 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of March 31, 2025 and December 31, 2024 is mainly related to Italy project.

10. COMMON SHARES

On February 12, 2024, the Company announced that it approved an accelerated stock repurchase program (“ASR”) of up to $10 million. During 2024, the Company repurchased 33,988,150 of its ordinary shares, no par value at the cost of $7.2 million. No shares were repurchased during the first quarter of 2025. As of March 31, 2025, we have $0.9 million left under our repurchase plan. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of March 31, 2025 and December 31, 2024, the number of total issued shares of the Company was 637,920,142 shares and 652,821,742 shares, respectively.

During the three months ended March 31, 2025, the Company adjusted the reported number of issued common shares following a reconciliation of internal records related to a prior period. The adjustment reduced the number of issued shares. This change did not affect the number of shares outstanding, earnings per share, or any other component of the Company’s condensed consolidated financial statements. Accordingly, prior period financial statements have not been restated. If the reported number of issued common shares were adjusted as of December 31, 2024, the issued common shares would be 637,920,142 shares.

11. SHARE BASED COMPENSATION

2007 Share Incentive Plan

On September 27, 2007, the Company adopted the Emeren Group Ltd 2007 Share Incentive Plan (as amended, the “Plan”) that provides for grant of share options, restricted shares and restricted share units to employees in the Plan. A maximum of 7,500,000 authorized but unissued shares of the Company have been reserved and allocated to the Plan, whose shares were subsequently registered and are issuable upon exercise of outstanding options granted under the Plan. The Plan shall be administered by the Compensation Committee of the Board of Directors (the “Committee”). On July 27, 2010, the Company has amended the Plan so as to increase the maximum number of authorized but unissued shares of the Company to 12,500,000 in accordance with the rules of the 2007 Share Incentive Plan. On December 21, 2020, the Company has amended the Plan to increase the number of authorized but unissued shares of the Company to 22,500,000 in accordance with the rules of the 2007 Share Incentive Plan. On December 29, 2021, the Company has amended the Plan to increase the maximum number of authorized but unissued shares of the Company to 42,500,000 in accordance with the rules of the 2007 Share Incentive Plan.

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

Options to Employees

During the three months ended March 31, 2025, no options were granted to employees. During 2024, the Company granted 100,000 share options to certain employees with an exercise price of $0.26 on the grant date with expected vesting periods within three years.

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

A summary of the option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Prices	Term (in years)	Value
Outstanding on December 31, 2024	12,160,000	$0.38	3.53	$265,000
Granted	—	—		—
Exercised	—	—		—
Forfeited	(733,340)	0.30		—
Outstanding on March 31, 2025	11,426,660	$0.38	3.38	$35,000
Expected to vest at March 31, 2025	866,720	0.40	3.39	—
Exercisable at March 31, 2025	10,559,940	$0.38	3.38	$35,000

As of March 31, 2025, there were 11,426,660 outstanding options with a weighted average contractual period of 3.38 years under the Plan. As of December 31, 2024, there were 12,160,000 outstanding options with a weighted average contractual period of 3.53 years under the Plan.

Share-based compensation costs of $0.08 million and $0.03 million have been charged against income during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $0.05 million in total unrecognized share-based compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 1 year.

As of March 31, 2025 and December 31, 2024, 500,000 ordinary shares of restricted share units were outstanding.

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

In the fiscal year 2024, eligible employees based in the United States and Canada could enroll in the Company’s comprehensive supplemental benefits plans, comprised of health insurance, dental and vision coverage, life insurance, and a flexible spending account. Furthermore, the Company ensured full compliance with state, provincial, and federal laws and regulations, guaranteeing that all social benefits pertinent to North American employees were provided in accordance with applicable legal frameworks.

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

China

In the fiscal year 2024, our operations in China continued to uphold our commitment to the welfare of our employees through participation in the benefit plans administered by the government of the People’s Republic of China (PRC). These plans encompass essential aspects such as pension, medical insurance, housing funds, unemployment, and workplace injury insurance, ensuring comprehensive coverage for our workforce.

Both the Company and our employees actively contribute to these plans, with the Company assuming the responsibility of withholding the employees’ portion from their salaries and remitting the contributions to the local government on a monthly basis.

13. EARNINGS (LOSS) PER ADS

Basic and diluted earnings per ADS have been calculated as follows:

	Three months ended March 31,
	2025	2024

	in thousands, except number of shares and per share amounts
Numerator:
Net income (loss)	$1,479	$(5,488)
Less: net (loss) income attributed to non-controlling interests	(61)	437
Total net income (loss) attributed to Emeren Group Ltd	$1,540	$(5,925)

Numerator for diluted income (loss) per ADS	$1,540	$(5,925)

Denominator:
Denominator for basic income (loss) per ADS - weighted average number of ADS outstanding*	51,321,622	53,553,650
Dilutive effects of share options*	70,979	—
Denominator for diluted calculation - weighted average number of ADS outstanding*	51,392,601	53,553,650

Basic income (loss) per ADS	$0.03	$(0.11)
Diluted income (loss) per ADS	$0.03	$(0.11)
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of March 31, 2025 and December 31, 2024, 9,396,480 ordinary shares were legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of earnings (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income (loss). For the three months ended March 31, 2024, the Company excluded ordinary share equivalents of 1,323,530 from the computation of diluted net earnings (loss) per share because including them would have been anti-dilutive.

14. NON-CONTROLLING INTEREST

During the three months ended March 31, 2025 and 2024, the Company has comprehensive income (loss) attributed to non-controlling interest for $0.1 million and ($0.2) million, respectively, of which, the majority resulted from consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended March 31, 2025; and RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended March 31, 2024. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

15. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of March 31, 2025 and December 31, 2024, related party balances consist of amounts due to related party amounting of $3.4 million and $4.0 million, respectively. These were mainly convertible bond issued to Eiffel Investment Group for solar power development purpose and included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(b) Related party transactions

Related party transactions were as follows:

	Three months ended March 31,
	2025	2024

	in thousands
Interest expense (1)	$11	$10
Payment for service (2)	1,177	506
Payable to related party services (3)	336	1,471
(1)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of European Solar Energy Development JV (“the Issuer”). The conversion price is determined as per evaluation equal to 70% of the purchase price of the shares. The Company accounts for convertible bond as a single debt instrument at amortized cost. As of March 31, 2025 and December 31, 2024, the outstanding convertible bond was $2.5 million (EUR 2.3 million) and $2.4 million (EUR 2.3 million), respectively.

(2)	Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling historical payable balance.
(3)	Transactions during the three months ended March 31, 2025 and 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects.

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

The components of lease expenses consisted of the following:

		Three months ended March 31,
Lease cost	Classification	2025	2024

		in thousands
Operating lease cost	Operating expenses: General and administrative	$606	$498
Short-term lease cost	Operating expenses: General and administrative	77	—
Sublease income	Other operating expenses, net	(22)	—
Net lease cost		$661	$498

Lease Term and Discount Rate	March 31, 2025		December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	22.6	years	22.6	years
Weighted-average discount rate (%)
Operating leases	6.14%		6.15%

	Three months ended March 31,
Other information	2025	2024

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$607	$454
Cash paid for short-term leases	$77	$—

As of March 31, 2025, future minimum payments required under the operating lease are:

USD
in thousands
2025 (April 1 through December 31)	$1,085
2026	1,835
2027	1,908
2028	1,315
2029	1,705
Thereafter	30,181
Total minimum lease payments	38,029
Less: amount representing interest	(18,095)
Present value of net minimum lease payments	$19,934
Current portion	$557
Non-current potion	$19,377

Capital commitments

As of March 31, 2025 and December 31, 2024, the Company had capital commitments of approximately $1.6 million and $2.4 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or photovoltaic (PV) related products used for the construction of solar PV systems being developed by the Company.

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

The following table summarizes the Company’s revenues generated from each segment:

	Three months ended March 31, 2025
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$317	$6,701	$—	$1,104	$32	$8,154
Less: cost of revenue	189	3,854	110	782	10	4,945
Gross profit (loss)	$128	$2,847	$(110)	$322	$22	$3,209

	Three months ended March 31, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$—	$5,384	$4,137	$5,062	$17	$14,600
Less: cost of revenue	—	2,883	3,728	3,667	—	10,278
Gross profit	$—	$2,501	$409	$1,395	$17	$4,322

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended March 31,
	2025	2024

	in thousands
China	$3,393	$2,881
United States	349	407
UK	2,492	2,097
France	147	1
Poland	32	2,460
Italy	1,104	5,062
Hungary	637	1,692
Total	$8,154	$14,600

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements. There were no other subsequent events occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on March 26, 2025 and the Annual Report on Form 10-K/A filed with the SEC on April 22, 2025 (together, the “Annual Report on Form 10-K”), and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K. Please also see the section herein titled “Forward-Looking Statements.”

Overview

During the first quarter of 2025, we had $8.2 million in revenue, $3.2 million in gross profit, a 39.4% gross margin and $4.1 million loss from operations. An unrealized foreign exchange gain due to the strengthening of the Euro positively impacted net income by approximately $6.2 million, resulting in a net income of $1.5 million.

Gross profit and gross margin are influenced by various factors, including the relative performance and contribution of our business segments, the impact of tariffs, and the timing and pricing of project sales. As a result of these dynamics, our gross margin varies from period to period. Our IPP and DSA businesses remained strong, continuing to drive high-margin revenue.

Project Pipeline

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interest, as of March 31, 2025:

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,259	3,257	4,516
U.S.	887	496	1,383
China	22	—	22
Total	2,168	3,753	5,921

Project pipeline by region representing the development services agreements developed by us, as of March 31, 2025:

	Advanced	Early	Total
Region	Stage	Stage (2)	(MW)
Europe	185	594	779
U.S.	46	797	843
Total	231	1,391	1,622

Advanced-Stage and Early-Stage Solar Storage Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interest, as of March 31, 2025:

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	1,691	1,862	3,553
U.S.	993	135	1,128
China	31	—	31
Total	2,715	1,997	4,712

Project pipeline by region representing the development services agreements developed by us, as of March 31, 2025:

	Advanced	Early	Total
Region	Stage	Stage (2)	(MW) (1)
Europe	1,831	1,498	3,329
U.S.	112	922	1,034
Total	1,943	2,420	4,363
(1)	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.
(2)	A substantial portion of early-stage DSA projects remain owned by the Company as of March 31, 2025, and may be sold or transferred upon achieving project milestones.

Growing IPP Asset Portfolio in Attractive Power Purchase Agreement (PPA) Regions

As of March 31, 2025, we owned and operated IPP assets comprising ~293 MW of solar PV projects and 61 MWh of storage.

	PV Capacity	Storage
Operating Assets*	(MW)	(MWh)
China DG	167	61
Europe	102	—
U.S.	24	—
Total	~293	61
*	Some of these assets could be sold as project assets in the next 6 to 12 months.

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

	Three months ended March 31, 2025
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$317	$6,701	$—	$1,104	$32	$8,154
Gross profit (loss)	$128	$2,847	$(110)	$322	$22	$3,209

	Three months ended March 31, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	services	DSA	Others	Total

	in thousands
Net revenue	$—	$5,384	$4,137	$5,062	$17	$14,600
Gross profit	$—	$2,501	$409	$1,395	$17	$4,322
(a)	The weighted-average capacity factors can vary based on seasonality and weather. Changes in climate, geography, weather patterns, and other phenomena in the regions where we operate may significantly affect our business. As a result, our IPP electricity production and amount of electricity sold and therefore our IPP revenue tend to be higher during periods or seasons when there is more irradiation.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a pipeline of projects around the world.

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended March 31,
	2025	2024

	in thousands
China	$3,393	$2,881
United States	349	407
UK	2,492	2,097
France	147	1
Poland	32	2,460
Italy	1,104	5,062
Hungary	637	1,692
Total	$8,154	$14,600

We expect the revenue from solar/storage power project to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar/storage power projects;
B.	acquisition costs of solar/storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar/storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	overhead allocation cost (including utilities, maintenance and other support expenses);
F.	interest costs capitalized for solar/storage power projects during construction period; and
G.	site-specific costs

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

Our gross margin increased to 39.4% in the three months ended March 31, 2025 from 29.6% in the three months ended March 31, 2024 primarily due to the increase in favorable margin within the electricity generation segment, which benefited from improved weather conditions and higher solar irradiation levels.

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

In 2025 and 2024, we had overseas operations in the jurisdiction of the United States, the United Kingdom, Poland, Hungary, Spain, France, Germany, Italy, Luxembourg and China. The corporate income tax rates in these jurisdictions range from 0% to 30.2%.

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

There were no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2025 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2, “Summary of Significant Accounting Policies”, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our unaudited statements of operations data for the three months ended March 31, 2025 and 2024. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended March 31,
	2025	2024

	(In thousands, except share and per share amounts)
Net revenues:
Solar power project development	$317	$—
Electricity generation	6,701	5,384
EPC services	—	4,137
DSA	1,104	5,062
Others	32	17
Total net revenues	8,154	14,600
Cost of revenues	(4,945)	(10,278)
Gross profit	3,209	4,322

Operating expenses:
Sales and marketing	(37)	(61)
General and administrative	(4,479)	(4,622)
Other operating expenses, net	(2,791)	(852)
Total operating expenses	(7,307)	(5,535)

Loss from operations	(4,098)	(1,213)

Other income (expenses):
Interest income	416	520
Interest expense	(379)	(385)
Unrealized foreign exchange gains (losses)	6,198	(3,253)
Total other income (expenses), net	6,235	(3,118)

Income (loss) before income tax	2,137	(4,331)
Income tax expense	(658)	(1,157)

Net income (loss)	1,479	(5,488)
Less: Net (loss) income attributed to non-controlling interests	(61)	437
Net income (loss) attributed to Emeren Group Ltd	$1,540	$(5,925)

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.03	$(0.11)
Diluted	$0.03	$(0.11)
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,321,622	53,553,650
Diluted	51,392,601	53,553,650

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Revenue. Our net revenue decreased from $14.6 million in the three months ended March 31, 2024 to $8.2 million in the three months ended March 31, 2025 primarily due to (i) revenue from EPC services decreased by $4.1 million; (ii) revenue from DSA decreased by $3.9 million; offset by (iii) revenue from electricity generation increased by $1.3 million and (iv) revenue from solar power project development increased by $0.3 million. The decrease in EPC services revenue was driven by the Company’s strategy in prioritizing DSA revenue since 2024. The decrease in DSA revenue was primarily due to delays in achieving project milestones and completions, as several projects in the U.S. and Europe regions experienced permitting delays that pushed expected revenue recognition beyond the current reporting period. Additionally, economic and policy uncertainties led to lower buyer pricing, reducing revenue recognized during the period.

Cost of Revenue. Our cost of revenue decreased from $10.3 million in the three months ended March 31, 2024 to $4.9 million in the three months ended March 31, 2025. Our cost of revenue associated with solar power project primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and other indirect costs related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in net revenue.

Gross Profit. Gross profit for the three months ended March 31, 2025 was $3.2 million, compared to a gross profit of $4.3 million in the three months ended March 31, 2024. Despite the decrease in gross profit, gross margin increased to 39.4% for the three months ended March 31, 2025 from 29.6% for the same period in 2024. The increase in gross margin was primarily driven by the favorable margin contribution from revenue generated through electricity generation segment, which benefited from improved weather conditions and higher solar irradiation levels.

Sales and Marketing Expenses. Sales and marketing expenses was $0.1 million in the three months ended March 31, 2024 and $0.04 million in the three months ended March 31, 2025.

General and Administrative Expenses. General and administrative expenses decreased from $4.6 million in the three months ended March 31, 2024 to $4.5 million in the three months ended March 31, 2025. The decrease was mainly from a reduction in credit losses by $0.3 million and decrease in professional services fees by $0.3 million. The decreases were partially offset by an increase in payroll by $0.4 million attributable in part to market rate adjustments and an increase in other management-related expenses by $0.1 million.

Other Operating Income (Expenses), Net. Other operating expense increased from $0.9 million in the three months ended March 31, 2024 to $2.8 million in the three months ended March 31, 2025. Our other operating income (expenses) consisted primarily of cancellation loss of project assets and disposal gain or loss in property, plant and equipment. Project cancellations were based on case-by-case assessments of development status, expected returns, and commercial feasibility in the first quarter of 2025, following a change in management’s strategic review of the project portfolio.

Interest Income and Expenses. Our interest income decreased from $0.5 million in the three months ended March 31, 2024 to $0.4 million in the three months ended March 31, 2025, primarily due to decrease in interest income received from cash deposits. Our interest expenses were unchanged from $0.4 million in the three months ended March 31, 2024 to $0.4 million in the three months ended March 31, 2025.

Unrealized Foreign Exchange Gains (Losses). Unrealized foreign exchange loss was $3.3 million in the three months ended March 31, 2024 and unrealized foreign exchange gain was $6.2 million in the three months ended March 31, 2025, primarily due to the strengthening of the Euro during the three months ended March 31, 2025.

Income Tax Expense. Income tax expense decreased from $1.2 million in the three months ended March 31, 2024 to $0.7 million in the three months ended March 31, 2025. The decrease was primarily due to lower taxable income in Hungary resulting from a decline in revenue. The income tax expense in the three months ended March 31, 2025 mainly resulted from the taxable income from the UK and Italy.

Net income (loss). We had a net income of $1.5 million in the three months ended March 31, 2025, compared to net loss of $5.5 million in the three months ended March 31, 2024, primarily as a result of the unrealized foreign exchange gain during the first quarter of 2025.

Liquidity and Capital Resources

For the three months ended March 31, 2025, we had generated negative operating cash flow of $1.9 million, a loss from operations of $4.1 million and we repaid borrowings, finance lease and failed sales-leaseback financing totaling of $2.7 million. As of March 31, 2025, we have positive working capital of $148.1 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in 2025 and will be sufficient for at the least the next 12 months from the issuance date of this quarterly report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of our company.

As of March 31, 2025, significant components of our working capital were as follows:

●	Our total current assets were $197.1 million, including cash and cash equivalents of $52.9 million.
●	Total current liabilities were $49.0 million.
●	We had current project assets of $50.6 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

Cash generated from operations, external financing, and related party credit are our primary sources of operating liquidity, and we believe that cash flows from operations combined with our existing cash and cash equivalents, and facilities currently available, and those expected to be renewed will be sufficient to satisfy our obligations when they become due.

Borrowings

Short-term borrowings

As of March 31, 2025, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan from a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of March 31, 2025, the balance of this long-term borrowing was $0.02 million.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of March 31, 2025, the long-term borrowings were $22.2 million including current of $0.4 million and non-current of $21.8 million.

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of March 31, 2025, the shareholder loan balance was $0.1 million.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of March 31, 2025, the balance of the shareholder loan was $0.03 million.

In November 2023, the Company’s China subsidiary obtained a long-term bank loan in the RMB totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of March 31, 2025, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of March 31, 2025, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.6 million.

In July 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of March 31, 2025, the long-term borrowings were $1.3 million, including current of $0.1 million and non-current of $1.2 million.

The long-term loans obtained by the Company’s China subsidiary in November 2023, March 2024, and July 2024 are guaranteed by another subsidiary of the Company. These loans are also collateralized by the underlying assets of solar projects with a carrying amount of $3.2 million (RMB 23.5 million), as well as a 100% equity interest in a subsidiary and the rights to the future power generation income. The accounts receivable related to electricity generation revenue in China remain on the Company’s condensed consolidated balance sheet, as the transaction is accounted for as a secured borrowing under ASC 860. The Company continues to collect customer payments for the pledged accounts receivable.

In March 2025, the Company’s Hungary subsidiaries entered into a subordination agreement in connection with a $24.1 million (EUR 22.3 million) facility agreement with a local lender and received loan proceeds of $15.0 million (EUR 13.9 million) under the first of two utilization tranches. The loan bears interest at a rate of 3.0% plus the three-month EURIBOR, which resets from time to time based on prevailing market rates, and matures in March 2035.

As of March 31, 2025, the outstanding balance under the facility was $15.0 million, of which $1.0 million was classified as the current portion of long-term borrowings and $14.0 million as non-current. The facility is jointly guaranteed by the Company and certain of its subsidiaries and is secured by substantially all assets of the Company’s certain subsidiaries, which had a carrying value of $44.7 million as of March 31, 2025. The pledged assets include, among other collateral, the contractual rights to future accounts receivable. These rights remain recognized in the Company’s condensed consolidated balance sheets, as the arrangement does not qualify for sale accounting under ASC 860.

Contractual Obligations

For more information on our contractual obligations, commitments and contingencies, see Notes 8 and 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Cash Flows For The Three Months Ended March 31, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(1,892)	$(6,788)
Net cash used in investing activities	(2,102)	(2,607)
Net cash provided by (used in) financing activities	13,244	(8,187)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,575	(15,101)

Cash Flows from Operating Activities

The decrease in net cash used in operating activities by $4.9 million was mainly attributable to the net income for the first quarter of 2025 of $1.5 million, adjustment to cash flows from operating activities due to loss on cancellation of project assets of $2.7 million, increase in cash inflows from project assets by $7.0 million, offset by an unfavorable turnover of accounts receivable, trade and unbilled by $7.9 million and increase in cash outflows from accounts payable by $3.4 million.

Cash Flows from Investing Activities

The decrease in net cash used in investing activities by $0.5 million was mainly attributable to the decrease in the purchases of property, plant and equipment by $0.2 million and increase in proceeds from disposals of property, plant and equipment by $0.3 million.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities by $21.4 million was mainly attributable to the decrease in repurchase of shares by $6.2 million and increase in proceeds from banks and other third-party borrowings by $14.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 16 - Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 in Item 1A. “Risk Factors,” other than as set forth below. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.

Reciprocal tariffs under the International Emergency Economic Powers Act on imports into the United States could adversely affect us.

On February 1, 2025, the U.S. government issued an Executive Order pursuant to the International Emergency Economic Powers Act (the “IEEPA”) imposing a 10% tariff on all imports from China, effective February 4, 2025. On March 3, 2025, the U.S. government amended the Executive Order increasing the tariff to 20%, effective March 4, 2025. The 20% tariff applies in addition to any other duties, fees, exactions, and charges applicable to the covered imports from China.

On April 2, 2025, the U.S. government issued an Executive Order pursuant to IEEPA imposing an indefinite reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S., including China, among other countries. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025. This sequence of actions underscored a strategic recalibration of the U.S. trade policy, emphasizing heightened pressure on international trade.

We are closely monitoring potential changes in international trade policy and the evolving trade environment, as it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce, or other trade matters. The recent tariff measures have introduced increased uncertainty and complexity in our supply chain planning and cost management. At this time, we cannot predict full impact of these measures; however, any sustained or escalated trade restrictions could adversely affect our business, financial condition, or results of operations. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Our recent CEO transition may adversely affect our business, operations, and strategic initiatives.

On April 30, 2025, our former Chief Executive Officer (“CEO”) stepped down from his role, and the Board of Directors (“Board”) appointed an interim CEO while it conducts a search for a permanent replacement. Any failure to successfully transition key executive roles could impair our ability to execute on our strategic initiatives, meet performance goals, and maintain operational continuity. Additionally, uncertainty surrounding the leadership transition may negatively impact employee morale and retention, customer confidence, and supplier relationships. There is no assurance that the Board will identify and appoint a permanent CEO in a timely manner. Prolonged uncertainty or a perceived lack of leadership stability could adversely affect our business, financial condition, results of operations, cash flows, and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Registered Equity Securities

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire (the “repurchase plan”). In February 2024, we announced that our Board of Directors approved, under the repurchase plan, an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the Company’s future growth. No shares were repurchased during the first quarter of 2025. As of March 31, 2025, we have $0.9 million left under our repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1(c) and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of Interim Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Interim Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2025.

Emeren Group Ltd

Date: May 13, 2025	By:	/s/ Julia Xu
Julia Xu
Interim Chief Executive Officer

Date: May 13, 2025	By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer