Form 10-Q
period 2025-06-30
Emeren Group Ltd
filed 2025-08-19
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, 513,216,222 ordinary shares, no par value per share, were issued and outstanding. Each of the ordinary shares of the registrant’s American Depositary Shares represents 10 shares on the New York Stock Exchange.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	2	$46,642	$50,012
Restricted cash	2	1,715	—
Accounts receivable trade, net	3	16,483	21,121
Accounts receivable unbilled, net	3	47,068	41,330
Advances to suppliers	2	622	568
Value added tax recoverables		9,539	8,005
Project assets, current	5	46,993	54,267
Prepaid expenses and other current assets, net	4	18,427	16,085
Total current assets		187,489	191,388

Property, plant and equipment, net	6	177,423	194,839
Project assets, non-current	5	27,956	14,444
Operating lease, right-of-use assets	16	18,583	19,931
Finance lease, right-of-use assets	8	4,529	4,574
Other non-current assets	3	26,884	22,390
Total assets		$442,864	$447,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$5,400	$11,892
Advances from customers	2	5,383	5,042
Amounts due to related parties	15	2,943	4,028
Long-term borrowings, current	8	2,575	1,181
Income tax payable	7	1,141	606
Salaries payable		1,368	1,265
Operating lease liabilities, current	16	544	659
Failed sales-leaseback and finance lease liabilities, current	8	5,640	5,014
Other current liabilities	9	19,203	19,831
Total current liabilities		44,197	49,518

Long-term borrowings, non-current	8	40,009	23,515
Operating lease liabilities, non-current	16	19,871	19,252
Failed sales-leaseback and finance lease liabilities, non-current	8	14,564	13,767
Deferred tax liabilities	7	3,939	3,494
Total liabilities		122,580	109,546

Commitments and contingencies

Shareholders’ equity
Common shares (1,000,000,000 shares, no par value, authorized at June 30, 2025 and December 31, 2024; 637,920,142 shares issued and 513,216,222 shares outstanding at June 30, 2025; 652,821,742 shares issued and 513,216,222 shares outstanding at December 31, 2024)	10	806,714	806,714
Additional paid-in capital		15,155	15,104
Treasury stock, at cost (124,703,920 and 124,703,920 shares as of June 30, 2025 and December 31, 2024, respectively)	10	(49,146)	(49,146)
Accumulated deficit		(450,047)	(453,040)
Accumulated other comprehensive loss		(12,127)	(19,116)

Emeren Group Ltd shareholders’ equity		310,549	300,516
Non-controlling interest		9,735	37,504
Total shareholders’ equity		320,284	338,020

Total liabilities and shareholders’ equity		$442,864	$447,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Solar power project development	$1,057	$5,884	$1,374	$5,884
Electricity generation	10,563	8,690	17,264	14,074
EPC services	—	12,365	—	16,502
DSA	1,228	3,099	2,332	8,161
Others	33	19	65	36
Total net revenues	12,881	30,057	21,035	44,657
Cost of revenues	(6,214)	(20,675)	(11,159)	(30,953)
Gross profit	6,667	9,382	9,876	13,704

Operating expenses:
Sales and marketing	(37)	(57)	(74)	(116)
General and administrative	(9,674)	(5,354)	(14,153)	(9,976)
Other operating expenses, net	(3,446)	(1,012)	(6,237)	(1,869)
Impairment loss of assets	(27,330)	—	(27,330)	—
Total operating expenses	(40,487)	(6,423)	(47,794)	(11,961)

(Loss) income from operations	(33,820)	2,959	(37,918)	1,743

Other income (expense):
Interest income	452	485	868	1,005
Interest expense	(745)	(518)	(1,124)	(902)
Unrealized foreign exchange gains (losses)	8,391	(838)	14,589	(4,090)
Total other income (expense), net	8,098	(871)	14,333	(3,987)

(Loss) income before income tax	(25,722)	2,088	(23,585)	(2,244)
Income tax expense	(1,140)	(1,342)	(1,798)	(2,498)

Net (loss) income	(26,862)	746	(25,383)	(4,742)
Less: net (loss) income attributed to non-controlling interests	(28,315)	354	(28,376)	791
Net income (loss) attributed to Emeren Group Ltd	$1,453	$392	$2,993	$(5,533)

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.03	$0.01	$0.06	$(0.11)
Diluted	$0.03	$0.01	$0.06	$(0.11)
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,321,622	51,283,524	51,321,622	52,402,518
Diluted	51,341,151	51,374,185	51,367,910	52,402,518
*	Each American depositary share (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(26,862)	$746	$(25,383)	$(4,742)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,522	(1,021)	7,596	(3,976)
Other comprehensive income (loss)	5,522	(1,021)	7,596	(3,976)
Comprehensive loss	(21,340)	(275)	(17,787)	(8,718)
Less: Comprehensive (loss) income attributed to non-controlling interests	(27,858)	42	(27,769)	(202)
Comprehensive income (loss) attributed to Emeren Group Ltd	$6,518	$(317)	$9,982	$(8,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Non-controlling
	Shares Issued	Amount	Shares Issued	Amount	capital	deficit	income (loss)	Emeren Group Ltd	interest	Total equity
Balance at December 31, 2023	651,821,742	$806,714	(90,715,770)	$(41,938)	$14,728	$(440,563)	$(13,629)	$325,312	$37,997	$363,309
Net income (loss)	—	—	—	—	—	(5,925)	—	(5,925)	437	(5,488)
Stock repurchase	—	—	(29,258,280)	(6,178)	—	—	—	(6,178)	—	(6,178)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Issuance of common stock from release of restricted share units	333,333	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,274)	(2,274)	(681)	(2,955)
Balance at March 31, 2024	652,155,075	806,714	(119,974,050)	(48,116)	14,757	(446,488)	(15,903)	310,964	37,753	348,717
Net income	—	—	—	—	—	392	—	392	354	746
Stock repurchase	—	—	(4,729,870)	(1,030)	—	—	—	(1,030)	—	(1,030)
Share-based compensation	—	—	—	—	103	—	—	103	6	109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(709)	(709)	(312)	(1,021)
Balance at June 30, 2024	652,155,075	$806,714	(124,703,920)	$(49,146)	$14,860	$(446,096)	$(16,612)	$309,720	$37,801	$347,521

Balance at December 31, 2024	652,821,742	$806,714	(124,703,920)	$(49,146)	$15,104	$(453,040)	$(19,116)	$300,516	$37,504	$338,020
Net income (loss)	—	—	—	—	—	1,540	—	1,540	(61)	1,479
Share-based compensation	—	—	—	—	76	—	—	76	—	76
Issuance of common shares adjustment (Note 10)	(14,901,600)	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	1,924	1,924	150	2,074
Balance at March 31, 2025	637,920,142	806,714	(124,703,920)	(49,146)	15,180	(451,500)	(17,192)	304,056	37,593	341,649
Net income (loss)	—	—	—	—	—	1,453	—	1,453	(28,315)	(26,862)
Share-based compensation	—	—	—	—	(25)	—	—	(25)	—	(25)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,065	5,065	457	5,522
Balance at June 30, 2025	637,920,142	$806,714	(124,703,920)	$(49,146)	$15,155	$(450,047)	$(12,127)	$310,549	$9,735	$320,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(25,383)	$(4,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,468	3,220
Allowances for credit losses	4,586	936
Loss on cancellation or impairment of project assets	5,857	2,044
Loss on disposal of property, plant and equipment	1,100	—
Impairment loss of assets	27,330	—
Share-based compensation	51	132
Deferred tax provision	20	54
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	4,876	13,183
Advances to suppliers	10	1,064
Value added tax recoverable	(975)	(395)
Prepaid expenses and other current assets	(2,167)	(1,439)
Project assets	(4,986)	(20,318)
Other non-current assets	(6,402)	(2,101)
Accounts payable	(7,159)	515
Advances from customers	(342)	967
Amounts due to related parties	(1,500)	(2,692)
Other current liabilities	427	(1,717)
Income tax payable	585	2,242
Salaries payable	(33)	47
Net cash provided by (used in) operating activities	363	(9,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

		Six Months Ended June 30,
	Notes	2025	2024
Investing activities:
Purchase of property, plant and equipment		(4,768)	(6,730)
Proceeds from disposal of property, plant and equipment		991	277
Net cash used in investing activities		(3,777)	(6,453)
Financing activities:
Proceeds from banks and other third-party borrowings		15,269	776
Repayment of banks and other third-party borrowings		(1,425)	(1,003)
Debt issuance costs		(257)	—
Repurchase of shares		—	(7,208)
Borrowings from related parties		66	239
Proceeds from failed sales-leaseback		3,657	3,658
Repayment of finance lease obligations		(528)	(939)
Repayment of failed sales-leaseback financing		(2,576)	(2,227)
Net cash provided by (used in) financing activities		14,206	(6,704)
Effect of exchange rate changes		(11,682)	2,813
Net decrease in cash and cash equivalents and restricted cash		(890)	(19,344)
Cash and cash equivalents and restricted cash, beginning of period		50,012	70,174
Cash and cash equivalents and restricted cash, end of period	2	$49,122	$50,830

Supplemental schedule of non-cash operating activities:
Transfer from property, plant and equipment, net to project assets, current		$—	$(9,863)
Non-cash reversal of accounts payable and project assets from liability extinguishment at settlement		$3,297	$—

Supplemental schedule of non-cash investing and financing activities:
Payables for purchase of property, plant and equipment		$(11,971)	$(11,157)
Payable for finance leases		$(1,841)	$(2,698)

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and salaries payable.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and salaries payable approximate their fair value because of their short-term nature (classified as Level 1).

Significant accounting policies

There have been no material changes to the Company’s significant accounting policies disclosed in our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Cash and cash equivalents

The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of June 30, 2025 and December 31, 2024, the Company had cash in excess of the FDIC insured amount. The Company has not experienced any losses in such accounts.

Cash restricted for use as a result of financing is classified separately as restricted cash. If the restricted cash is unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in “other non-current assets.” Otherwise, restricted cash is included as a separate line item within current assets on the Company’s condensed consolidated balance sheets.

The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated statements of cash flows to the condensed consolidated balance sheets.

	June 30,	December 31,
	2025	2024

	in thousands
Cash and cash equivalents	$46,642	$50,012
Restricted cash – current assets	1,715	—
Restricted cash – other non-current assets	765	—
Total cash, cash equivalents and restricted cash	$49,122	$50,012

Advances to suppliers

As of June 30, 2025 and December 31, 2024, advances to suppliers in current assets were $0.6 million in both periods. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated. In accordance with Accounting Standards Codification (“ASC”) 360, the Company evaluates the recoverability of such assets by comparing their carrying amounts to the estimated future undiscounted cash flows expected to be generated from their use and eventual disposition. If the carrying amount exceeds the estimated undiscounted cash flows, the asset is considered impaired, and the Company recognizes an impairment loss equal to the excess of the carrying amount over the asset’s fair value.

During the second quarter of 2025, the Company identified impairment indicators related to certain solar power assets. As a result, the Company performed a recoverability assessment, which indicated that the estimated undiscounted cash flows were less than the carrying amount of $32.7 million. The Company engaged a third-party valuation specialist to estimate the fair value of the assets using an income approach, resulting in a Level 3 fair value estimate of $6.8 million. Based on this assessment, the Company recorded a non-cash impairment loss of $25.9 million within operating expenses for the three and six months ended June 30, 2025.

In the same period, the Company also recorded impairment charges of $1.4 million related to certain solar power assets in China, following changes in expected future use. The assets, which had a combined carrying amount of $1.5 million prior to the impairment, were written down to an aggregate recoverable amount of $0.1 million based on management’s assessment of fair value. These impairment charges are included within operating expenses for the three and six months ended June 30, 2025.

Leases

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries prepay the lease costs for over one year. As of June 30, 2025 and December 31, 2024, the prepaid rental fees of $1.4 million and $1.3 million, respectively, were recorded in operating lease right-of-use assets.

Revenue recognition

The Company primarily derives its revenues from the following revenue streams:

●	Solar power project development – This is comprised of sale of project assets constructed by a third-party EPC contractor, sale of project assets constructed by the Company’s own EPC team, and sale of project asset rights.

●	EPC Services – Certain of the EPC contracts for photovoltaic (PV) solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of June 30, 2025 and December 31, 2024, the unbilled balance of accounts receivable from EPC services included in accounts receivable unbilled, net were $46.3 million and $40.4 million, respectively.
●	Electricity generation – See Note 3, “Accounts Receivable Trade, Net” for further details.
●	DSA and others – DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method upon the performance of relevant project development activities. Ancillary revenues are recorded in others.

Contract liability

Advances from customers, which represent contract liabilities, are payments received from customers which are unrecognized revenue. Advances from customers are recognized as the Company performs its obligations under the contract. During the six months ended June 30, 2025 and 2024, the Company recognized $0.1 million and zero as revenue that was included in the balances of advances from customers as of January 1, 2025 and 2024, respectively.

Deferred revenue, included in other current liabilities, represents the excess billings to date over the amount of revenue recognized to date. The timing and the amount we bill our customers is based on achieving milestones as defined in the contract with the customers. See Note 9, “Other Current Liabilities” for further details.

Disaggregation of revenue

The following tables summarizes the Company’s revenues by recognition points:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
Solar power project development	$1,057	$5,884	$1,374	$5,884
Revenue recognized at a point in time	1,057	5,884	1,374	5,884
EPC services	—	12,365	—	16,502
Electricity generation	10,563	8,690	17,264	14,074
DSA	1,228	3,099	2,332	8,161
Others	33	19	65	36
Revenue recognized over time	11,824	24,173	19,661	38,773
Total	$12,881	$30,057	$21,035	$44,657

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
China	$5,066	$6,244	$8,459	$9,124
United States	1,395	394	1,744	801
UK	3,852	4,037	6,344	6,134
Spain	—	815	—	815
France	82	1	229	2
Poland	34	480	65	2,940
Italy	1,227	3,099	2,332	8,161
Hungary	1,225	14,987	1,862	16,680
Total	$12,881	$30,057	$21,035	$44,657

See Note 17, “Segment Reporting” for further details.

Feed-in tariff (s) (FIT) payments

The Company collected FIT payments of $0.1 million and $0.3 million for the electricity sold to the state grid companies in the PRC for the three months ended June 30, 2025 and 2024, respectively.

The Company collected FIT payments of $0.2 million and $0.4 million for the electricity sold to the state grid companies in the PRC for the six months ended June 30, 2025 and 2024, respectively. The Company recognized non-FIT payments of attracting foreign investment of zero and $0.1 million in other operating income and expense, net for the six months ended June 30, 2025 and 2024, respectively.

Foreign currency

The functional currency of the Company is the United States Dollar (“U.S. dollar”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”). The functional currency of the foreign subsidiaries normally is the local currency in the country where the subsidiary is domiciled based on the nature and environment of their respective operations.

Foreign currency transactions have been translated into the functional currency at the exchange rates prevailing on the date of transactions. Foreign currency denominated monetary assets and liabilities are remeasured into the functional currency at exchange rates prevailing on the balance sheet date. Remeasurement is performed monthly to ensure monetary items reflect current exchange rates. Exchange gains and losses have been included in the determination of net income and presented within other income (expense) in the consolidated statements of operations.

The Company has chosen the U.S. dollar as its reporting currency. Assets and liabilities have been translated using exchange rates prevailing on the balance sheet date. Income statement items have been translated using the weighted average exchange rate and equity is translated at historical exchange rates, except for the change in retained earnings during the year which is the result of the income or loss. Translation adjustments have been recorded as a component of accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 75.1 million ($10.5 million) and RMB 72.5 million ($9.9 million) on June 30, 2025 and December 31, 2024, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of June 30, 2025 and December 31, 2024, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation adjustments.

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

3. ACCOUNTS RECEIVABLE TRADE, NET

	June 30,	December 31,
	2025	2024

	in thousands
Accounts receivable trade
– from EPC services	$3,218	$4,008
– from solar power project assets and DSA	6,374	10,447
– from electricity generation (1)	12,665	10,132
– from others	38	672
Total accounts receivable trade	22,295	25,259
Less: allowance for credit losses	(5,812)	(4,138)
Accounts receivable trade, net	$16,483	$21,121
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (FIT) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations that started operation before July 2017 to be registered on the Catalog. As of June 30, 2025 and December 31, 2024, there are $3.4 million and $3.8 million of FIT receivables classified as current, and $17.3 million and $17.2 million classified as non-current, which are included in the other non-current assets on the condensed consolidated balance sheets, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	June 30,	December 31,
	2025	2024

	in thousands
Accounts receivable unbilled
–from solar power project assets	$1,275	$1,581
–from EPC services	46,287	40,406
–from electricity generation and others	599	297
Total accounts receivable unbilled	48,161	42,284
Less: allowance for credit losses	(1,093)	(954)
Accounts receivable unbilled, net	$47,068	$41,330

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

	June 30,	December 31,
	2025	2024

	in thousands
At beginning of the period	$5,092	$5,203
Allowance for credit losses for the period	1,390	3,506
Written off	—	(3,617)
Other (foreign currency effects)	423	—
At end of the period	$6,905	$5,092

During the three months ended June 30, 2025 and 2024, the Company recorded credit losses of $4.6 million and $0.7 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded credit losses of $4.6 million and $0.9 million, respectively. During the three and six months ended June 30, 2025, credit losses also included full provision for other receivables related to sold power stations in Henan, China in 2023 of $0.6 million and provision for FIT receivables classified as non-current of $2.6 million.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of June 30, 2025, receivables from a solar power customer amounted to $49.9 million, including billed receivable of $3.6 million and unbilled receivable of $46.3 million which accounts for 70.8% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies. As of December 31, 2024, receivables from a solar power customer amounted to $44.2 million, including billed receivable of $3.8 million and unbilled receivable of $40.4 million which accounts for 65.5% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies.

For the three months ended June 30, 2025 and 2024, revenue from this solar power customer accounted for 0.1% ($0.02 million) and 1.4% ($0.4 million) of the Company’s total net revenues, respectively. For the six months ended June 30, 2025 and 2024, revenue from this solar power customer accounted for 0.1% ($0.03 million) and 6.4% ($2.8 million) of the Company’s total net revenues, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2025	2024

	in thousands
Receivables from disposal of property, plant and equipment (1)	$539	$1,079
Deposits (2)	12,057	9,863
Others (3)	7,198	5,861
Total prepaid expenses and other current assets	19,794	16,803
Less: allowance for credit losses (4)	(1,367)	(718)
Total prepaid expenses and other current assets	$18,427	$16,085
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of the Company’s solar power stations assets, which were primarily used for the electricity generation revenue segment (the Company has recorded 100% allowance for credit losses associated with such receivables during the three and six months ended June 30, 2025).
(2)	As of June 30, 2025 and December 31, 2024, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(3)	As of June 30, 2025, others mainly included $0.8 million prepaid deposits for U.S. sold project assets, $0.7 million deferred cost for U.S. projects, $3.1 million deferred cost for Italy projects, $0.8 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.4 million prepaid for a UK project. As of December 31, 2024, others mainly included $1.3 million prepaid deposits for U.S. sold project assets, $1.3 million deferred cost for U.S. projects, $1.4 million deferred cost for Italy projects, $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.5 million prepaid for a UK project.
(4)	As of June 30, 2025, the allowance for credit losses mainly represented the allowance for the Korea project’s prepayment, which the Company deemed not recoverable, and the full provision for other receivables related to sold power stations in Henan, China in 2023. As of December 31, 2024, the allowance for credit losses mainly represented the allowance for the Korea project’s prepayment.

5. PROJECT ASSETS

Project assets consisted of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024

	in thousands
Project assets - development and construction cost	$73,421	$67,360
Project assets - others	1,528	1,351
Total project assets	$74,949	$68,711

Current portion	$46,993	$54,267
Non-current portion	$27,956	$14,444

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	June 30,	December 31,
	2025	2024

	in thousands
Land	$1,112	$976
Plant and machinery	3	3
Motor vehicles	46	45
Office equipment	354	310
Power stations (1)	214,968	214,351
Less: accumulated depreciation	(39,450)	(34,760)
Subtotal	177,033	180,925
Construction in progress	390	13,914
Property, plant and equipment, net	$177,423	$194,839
(1)	In March 2024, the Company transferred power stations with a carrying value of $9.9 million to project assets, current. No impairment was recognized upon transfer. As further discussed in Note 2, during the second quarter of 2025, the Company recorded total non-cash impairment losses of $27.3 million within operating expenses, consisting of (i) $25.9 million for assets written down from $32.7 million, which included power stations of $30.5 million and right-of-use assets of $2.2 million, to a fair value of $6.8 million based on a third-party valuation, and (ii) $1.4 million for assets in China written down from $1.5 million to $0.1 million, the remaining recoverable value.

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the three months ended June 30, 2025 and 2024 was $2.4 million and $1.4 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $4.5 million and $3.2 million, respectively.

7. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The Company recorded income tax expense of $1.1 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded income tax expense of $1.8 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was (4)% and 64%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was (8)% and (111%), respectively.

We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company’s income tax provision in the three and six months ended June 30, 2025 and 2024, was mainly due to income taxes on earnings from its foreign tax jurisdictions.

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

As of June 30, 2025, there are no material changes on uncertain tax positions.

8. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	June 30,	December 31,
	2025	2024

	in thousands
Total debt principal	$42,841	$24,696
Less: unamortized debt issuance costs	257	—
Total debt	42,584	24,696
Less: long-term borrowings, current	2,575	1,181
Long-term borrowings, non-current	$40,009	$23,515

As of June 30, 2025 and December 31, 2024, the total debt of $42.6 million and $24.7 million, respectively, was jointly guaranteed by multiple operating subsidiaries of the Company. The parent entity is not a guarantor under the applicable loan agreements.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan from a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of June 30, 2025 and December 31, 2024, the balance of this long-term borrowings was $0.02 million and $0.02 million, respectively.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of June 30, 2025, the long-term borrowings were $23.8 million, including current of $0.8 million and non-current of $23.0 million. As of December 31, 2024, the long-term borrowings were $22.3 million, including current of $0.9 million and non-current of $21.4 million.

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of June 30, 2025 and December 31, 2024, the balance of the shareholder loan was $0.1 million and $0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of June 30, 2025 and December 31, 2024, the balance of the shareholder loan was $0.03 million and $0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of June 30, 2025, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million. As of December 31, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of June 30, 2025, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.6 million. As of December 31, 2024,the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of June 30, 2025, the long-term borrowings were $1.3 million, including current of $0.1 million and non-current of $1.2 million. As of December 31, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

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

As of June 30, 2025, the outstanding balance under the facility was $16.4 million, of which $1.5 million was classified as the current portion of long-term borrowings and $14.9 million as non-current. The facility is jointly guaranteed by the Company and certain of its subsidiaries and is secured by substantially all assets of the Company’s certain subsidiaries, which had a carrying value of $44.7 million. The pledged assets include, among other collateral, the contractual rights to future accounts receivable. These rights remain recognized in the Company’s condensed consolidated balance sheets, as the arrangement does not qualify for sale accounting under ASC 860.

As of June 30, 2025, future minimum payments required under the lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd are:

USD
in thousands
2025 (July 1 through December 31)	$789
2026	1,342
2027	1,342
2028	1,342
2029	1,342
Thereafter	40,691
Total minimum loan payments	46,848
Less: amount representing interest	(23,005)
Present value of net minimum loan payments	$23,843

As of June 30, 2025, future principal repayments required under the Hungary subordinated loan are:

USD
in thousands
2025 (July 1 through December 31)	$1,041
2026	1,379
2027	1,337
2028	1,235
2029	1,197
Thereafter	10,191
Total	$16,380

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

During the three months ended June 30, 2025 and 2024, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $1.1 million and $1.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid for amount of financing lease associated with failed sales-leaseback transactions of $2.2 million and $2.2 million, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded $13.6 million and $12.5 million under failed sales-leaseback liabilities as the non-current portion and $4.8 million and $4.1 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 5.40% and 6.36% and interest costs incurred during the six months ended June 30, 2025 and 2024 were $0.4 million and $0.4 million, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as finance lease. As of June 30, 2025 and December 31, 2024, the carrying amount of leased assets are included in finance lease right-of-use assets, which are being depreciated over lives of 25 years. The payable related to these contracts as of June 30, 2025 and December 31, 2024 was $1.8 million and $2.3 million, respectively.

As of June 30, 2025, future minimum payments required under the finance lease are:

USD
in thousands
2025 (July 1 through December 31)	$460
2026	762
2027	748
Total minimum lease payments	1,970
Less: amount representing interest	(129)
Present value of net minimum lease payments	$1,841
Current portion	$830
Non-current portion	$1,011

As of June 30, 2025, future minimum payments required under the failed sales-leaseback are:

USD
in thousands
2025 (July 1 through December 31)	$2,885
2026	5,173
2027	4,748
2028	3,510
2029	2,351
Thereafter	1,583
Total minimum lease payments	20,250
Less: amount representing interest	(1,887)
Present value of net minimum lease payments	$18,363
Current portion	$4,810
Non-current portion	$13,553

	June 30,	December 31,
	2025	2024

	in thousands
Current portion of finance lease	$830	$938
Current portion of failed sales-leaseback	4,810	4,076
Total current portion of failed sales-leaseback and finance lease	$5,640	$5,014

Non-current portion for finance lease	$1,011	$1,315
Non-current portion for failed sales-leaseback	13,553	12,452
Total non-current portion of failed sales-leaseback and finance lease	$14,564	$13,767

Interest expense

Interest expenses incurred for the three months ended June 30, 2025 and 2024 were $0.7 million and $0.5 million, respectively. Interest expenses incurred for the six months ended June 30, 2025 and 2024 was $1.1 million and $0.9 million.

9. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	June 30,	December 31,
	2025	2024

	in thousands
Payables for purchase of property, plant and equipment (1)	$11,971	$12,272
Other tax payables	207	273
Deferred revenue (3)	2,591	886
Others (2)	4,434	6,400
Total other current liabilities	$19,203	$19,831
(1)	Payable for purchase of property, plant and equipment as of June 30, 2025 and December 31, 2024 included amounts payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Others as of June 30, 2025 and December 31, 2024 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of June 30, 2025 and December 31, 2024 is mainly related to the Italy project.

10. COMMON SHARES

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire (the “repurchase plan”). On February 12, 2024, the Company announced that it approved an accelerated stock repurchase program (“ASR”) of up to $10 million. During 2024, the Company repurchased 33,988,150 of its ordinary shares, no par value, at the cost of $7.2 million. No shares were repurchased during the first half of 2025. As of June 30, 2025, we have $0.9 million left under our repurchase plan. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of June 30, 2025 and December 31, 2024, the number of total issued shares of the Company was 637,920,142 shares and 652,821,742 shares, respectively.

During the first quarter of 2025, the Company adjusted the reported number of issued common shares following a reconciliation of internal records related to a prior period. The adjustment reduced the number of issued shares. This change did not affect the number of shares outstanding, earnings per share, or any other component of the Company’s condensed consolidated financial statements. Accordingly, prior period financial statements have not been restated. If the reported number of issued common shares were adjusted as of December 31, 2024, the issued common shares would be 637,920,142 shares.

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

Options to Employees

During the six months ended June 30, 2025, no options were granted to employees. During 2024, the Company granted 100,000 share options to certain employees with an exercise price of $0.26 on the grant date with expected vesting periods within three years.

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

A summary of the option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Prices	Term (in years)	Value
Outstanding on December 31, 2024	12,160,000	$0.38	3.53	$265,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited*	(833,340)	0.30	—	—
Outstanding on March 31, 2025	11,326,660	$0.38	3.38	$35,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(566,660)	0.52	—	—
Outstanding on June 30, 2025	10,760,000	0.37	3.15	185,500
Expected to vest at June 30, 2025	133,340	0.31	4.80	—
Exercisable at June 30, 2025	10,626,660	$0.37	3.13	$185,500
*	Reflects 100,000 options forfeited effective March 31, 2025. These were processed and recognized during the second quarter of 2025.

As of June 30, 2025, there were 10,760,000 outstanding options with a weighted average contractual period of 3.15 years under the Plan. As of December 31, 2024, there were 12,160,000 outstanding options with a weighted average contractual period of 3.53 years under the Plan.

Share-based compensation costs of $(0.02) million and $0.1 million have been charged against income during the three months ended June 30, 2025 and 2024, respectively. Share-based compensation costs of $0.05 million and $0.1 million have been charged against income during the six months ended June 30, 2025 and 2024, respectively.As of June 30, 2025, there was $0.02 million in total unrecognized share-based compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 1 year.

As of June 30, 2025 and December 31, 2024, 500,000 ordinary shares of restricted share units were outstanding.

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

13. EARNINGS (LOSS) PER ADS

Basic and diluted earnings per ADS have been calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands, except number of shares and per share amounts
Numerator:
Net (loss) income	$(26,862)	$746	$(25,383)	$(4,742)
Less: net (loss) income attributed to noncontrolling interests	(28,315)	354	(28,376)	791
Total net income (loss) attributed to Emeren Group Ltd	$1,453	$392	$2,993	$(5,533)

Numerator for diluted income (loss) per ADS	$1,453	$392	$2,993	$(5,533)

Denominator:
Denominator for basic income (loss) per ADS - weighted average number of ADS outstanding*	51,321,622	51,283,524	51,321,622	52,402,518
Dilutive effects of share options*	19,529	90,661	46,288	—
Denominator for diluted calculation - weighted average number of ADS outstanding*	51,341,151	51,374,185	51,367,910	52,402,518

Basic income (loss) per ADS	$0.03	$0.01	$0.06	$(0.11)
Diluted income (loss) per ADS	$0.03	$0.01	$0.06	$(0.11)
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of June 30, 2025 and December 31, 2024, 9,396,480 ordinary shares were legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of earnings (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income (loss). For the six months ended June 30, 2024, the Company excluded ordinary share equivalents of 1,122,900 from the computation of diluted net earnings (loss) per share because including them would have been anti-dilutive.

14. NON-CONTROLLING INTEREST

During the three months ended June 30, 2025 and 2024, the Company has comprehensive (loss) income attributed to non-controlling interest for ($27.9) million and $0.05 million, respectively, of which, the majority resulted from consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended June 30, 2025; and RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended June 30, 2024. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

During the six months ended June 30, 2025 and 2024, the Company has comprehensive income (loss) attributed to non-controlling interest for ($27.8) million and ($0.2) million, respectively, of which, the majority resulted from consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the six months ended June 30, 2025; and RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the six months ended June 30, 2024. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

15. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of June 30, 2025 and December 31, 2024, related party balances consist of amounts due to related party amounting of $2.9 million and $4.0 million, respectively. These were mainly convertible bond issued to Eiffel Investment Group for solar power development purpose. As of December 31, 2024, the balance also included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(b) Related party transactions

Related party transactions were as follows:

	Six months ended June 30,
	2025	2024

	in thousands
Interest expense (1)	$23	$22
Payment for service (2)	2,012	4,602
Payable to related party services (3)	357	1,981
(1)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of European Solar Energy Development JV (“the Issuer”). The conversion price is determined as per evaluation equal to 70% of the purchase price of the shares. The Company accounts for convertible bond as a single debt instrument at amortized cost. As of June 30, 2025 and December 31, 2024, the outstanding convertible bond was $2.8 million (EUR 2.4 million) and $2.4 million (EUR 2.3 million), respectively. Bonds issued to related parties for the three and six months ended June 30, 2025 were both $0.1 million. Bonds issued to related parties for the three and six months ended June 30, 2024 were both $0.2 million. Interest expense was $0.01 million for both the three months ended June 30, 2025 and 2024.

(2)

Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling the historical payable balance. Payment for service for the three months ended June 30, 2025 and 2024 was $0.8 million and $4.1 million, respectively

(3)

Transactions during the six months ended June 30, 2025 and 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects. Payable amounts to related parties for services in the three months ended June 30, 2025 and 2024 were $0.02 million and $0.5 million, respectively.

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

During the second quarter of 2025, the Company identified impairment indicators for an asset group that included ROU assets with a carrying amount of $2.2 million. As part of the broader impairment assessment, these ROU assets were written down to their estimated fair value, resulting in a non-cash impairment loss of $1.8 million, which was recognized in operating expenses for the three and six months ended June 30, 2025.

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

The components of lease expenses consisted of the following:

		Six months ended June 30,
Lease cost	Classification	2025	2024

		in thousands
Operating lease cost	Operating expenses: General and administrative	$1,251	$986
Short-term lease cost	Operating expenses: General and administrative	167	—
Sublease income	Other operating expenses, net	(22)	—
Net lease cost		$1,396	$986

Lease Term and Discount Rate	June 30, 2025		December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	22.6	years	22.6	years
Weighted-average discount rate (%)
Operating leases	6.12%		6.15%

	Six months ended June 30,
Other information	2025	2024

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$972	$828
Cash paid for short-term leases	$166	$—

As of June 30, 2025, future minimum payments required under the operating lease are:

USD
in thousands
2025 (July 1 through December 31)	$765
2026	1,839
2027	1,937
2028	1,338
2029	1,733
Thereafter	31,286
Total minimum lease payments	38,898
Less: amount representing interest	(18,483)
Present value of net minimum lease payments	$20,415
Current portion	$544
Non-current potion	$19,871

Capital commitments

As of June 30, 2025 and December 31, 2024, the Company had capital commitments of approximately $0.7 million and $2.4 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or photovoltaic (PV) related products used for the construction of solar PV systems being developed by the Company.

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

The following table summarizes the Company’s revenues generated from each segment:

	Three months ended June 30, 2025
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$1,057	$10,563	$—	$1,228	$33	$12,881
Less: cost of revenue	1,304	4,176	—	720	14	6,214
Gross profit (loss)	$(247)	$6,387	$—	$508	$19	$6,667

	Three months ended June 30, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$5,884	$8,690	$12,365	$3,099	$19	$30,057
Less: cost of revenue	4,001	3,528	11,058	2,080	8	20,675
Gross profit	$1,883	$5,162	$1,307	$1,019	$11	$9,382

	Six months ended June 30, 2025
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$1,374	$17,264	$—	$2,332	$65	$21,035
Less: cost of revenue	1,493	8,030	110	1,502	24	11,159
Gross profit (loss)	$(119)	$9,234	$(110)	$830	$41	$9,876

	Six months ended June 30, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$5,884	$14,074	$16,502	$8,161	$36	$44,657
Less: cost of revenue	4,001	6,411	14,786	5,747	8	30,953
Gross profit	$1,883	$7,663	$1,716	$2,414	$28	$13,704

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
China	$5,066	$6,244	$8,459	$9,124
United States	1,395	394	1,744	801
UK	3,852	4,037	6,344	6,134
Spain	—	815	—	815
France	82	1	229	2
Poland	34	480	65	2,940
Italy	1,227	3,099	2,332	8,161
Hungary	1,225	14,987	1,862	16,680
Total	$12,881	$30,057	$21,035	$44,657

18. SUBSEQUENT EVENTS

On July 4, 2025, the United States enacted the “One Big Beautiful Bill Act” (OBBBA), which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to global intangible low-taxed income (GILTI) and the foreign-derived intangible (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect is not available at this moment.

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

Overview

During the second quarter of 2025, we had $12.9 million in revenue, $6.7 million in gross profit, a 51.8% gross margin and $33.8 million loss from operations. Net loss was impacted by five significant items: (i) an impairment charge of $27.3 million related to certain power station assets, (ii) a decrease in revenue of $4.8 million from solar power project development and $12.4 million from EPC services as compared to the same period in 2024, (iii) provision for FIT receivables classified as non-current of $2.6 million, (iv) loss on cancellation or impairment of project assets of $5.9 million, offset by (v) an unrealized foreign exchange gain of approximately $8.4 million, primarily driven by the weakening of the U.S. dollar against multiple functional currencies used by the Company’s subsidiaries, including the Euro (EUR), British Pound (GBP), Polish Zloty (PLN), Hungarian Forint (HUF), and Chinese Renminbi (RMB). As a result, the Company reported a net loss of $26.9 million.

Our IPP business accounted for more than 82.0% of total revenue and gross profit for the quarter. Gross profit and gross margin are influenced by various factors, including the relative performance and contribution of our business segments, the impact of tariffs, and the timing and pricing of project sales. As a result of these dynamics, our gross margin varies from period to period. Our IPP and DSA businesses remained strong, continuing to drive high-margin revenue.

Merger Agreement with Shurya Vitra Ltd. and Emeren Holdings Ltd.

On June 18, 2025, we entered into an Agreement and Plan of Merger with Shurya Vitra Ltd. (“Parent”) and its wholly owned subsidiary, Emeren Holdings Ltd. (“Merger Sub”), under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity. At the effective time, each ordinary share (other than certain excluded and dissenting shares) will be converted into the right to receive $0.20 in cash, and each American Depositary Share (“ADS”), representing ten ordinary shares, will be converted into the right to receive $2.00 in cash, in each case without interest. Completion of the merger, which is expected in 2025, is subject to customary closing conditions, including shareholder approval, required regulatory approvals, and absence of a material adverse effect.

Project Pipeline

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interests, as of June 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,263	3,256	4,519
U.S.	940	1,023	1,963
China	28	—	28
Total	2,231	4,279	6,510

Project pipeline by region representing the development services agreements developed by us, as of June 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage (2)	(MW)
Europe	185	457	642
U.S.	18	366	384
Total	203	823	1,026

Advanced-Stage and Early-Stage Solar Storage Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interests, as of June 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	1,688	1,873	3,561
U.S.	198	917	1,115
China	33	—	33
Total	1,919	2,790	4,709

Project pipeline by region representing the development services agreements developed by us, as of June 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage (2)	(MW) (1)
Europe	1,831	1,498	3,329
U.S.	72	632	704
Total	1,903	2,130	4,033
(1)	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.
(2)	A substantial portion of early-stage DSA projects remain owned by the Company as of June 30, 2025, and may be sold or transferred upon achieving project milestones.

Growing IPP Asset Portfolio in Attractive Power Purchase Agreement (PPA) Regions

As of June 30, 2025, we owned and operated IPP assets comprising ~295 MW of solar PV projects and 74 MWh of storage.

	PV Capacity	Storage
Operating Assets*	(MW)	(MWh)
China DG	169	74
Europe	102	—
U.S.	24	—
Total	~295	74
*	Some of these assets could be sold as project assets in the next 6 to 12 months.

Net Revenue

We are a solar and storage project developer and operator, with our revenues mainly generated from our solar and storage power projects. Set forth below is the breakdown of our net revenue and gross profit (loss) by segment.

The Company has the following reportable segments, including solar and storage power project development, EPC services, electricity generation and DSA. Ancillary revenues and expenses and other unallocated costs and expenses are recorded in others.

	Three months ended June 30, 2025
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$1,057	$10,563	$—	$1,228	$33	$12,881
Gross profit (loss)	$(247)	$6,387	$—	$508	$19	$6,667

	Three months ended June 30, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$5,884	$8,690	$12,365	$3,099	$19	$30,057
Gross profit	$1,883	$5,162	$1,307	$1,019	$11	$9,382

	Six months ended June 30, 2025
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$1,374	$17,264	$—	$2,332	$65	$21,035
Gross profit (loss)	$(119)	$9,234	$(110)	$830	$41	$9,876

	Six months ended June 30, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$5,884	$14,074	$16,502	$8,161	$36	$44,657
Gross profit	$1,883	$7,663	$1,716	$2,414	$28	$13,704
(a)	The weighted-average capacity factors can vary based on seasonality and weather. Changes in climate, geography, weather patterns, and other phenomena in the regions where we operate may significantly affect our business. As a result, our IPP electricity production and amount of electricity sold and therefore our IPP revenue tend to be higher during periods or seasons when there is more irradiation.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a pipeline of projects around the world.

The following table summarizes the Company’s net revenues generated by the geographic location of customers:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	in thousands
China	$5,066	$6,244	$8,459	$9,124
United States	1,395	394	1,744	801
UK	3,852	4,037	6,344	6,134
Spain	—	815	—	815
France	82	1	229	2
Poland	34	480	65	2,940
Italy	1,227	3,099	2,332	8,161
Hungary	1,225	14,987	1,862	16,680
Total	$12,881	$30,057	$21,035	$44,657

We expect the revenue from solar and storage power project to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar and storage power projects;
B.	acquisition costs of solar and storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar and storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	overhead allocation cost (including utilities, maintenance and other support expenses);
F.	interest costs capitalized for solar and storage power projects during construction period; and
G.	site-specific costs

Gross Margin

Our gross margin is affected by changes in our net revenue and cost of revenue. Gross margin is affected by 1) the gross margin of each individual solar and storage power project we sell, which is determined by our ability to negotiate the sales price and our ability to effectively control the project acquisition and development costs, 2) the gross margin of each individual solar and storage power project we operate, which is determined by revenues from the sale of electricity generated from our operated solar and storage power projects and our ability to effectively control the operation costs, and 3) the gross margin of each individual EPC service we provide, which is determined by our ability to negotiate the sales price and our ability to effectively control the engineering, procurement and construction costs.

Our gross margin increased to 51.8% in the three months ended June 30, 2025 from 31.2% in the three months ended June 30, 2024 primarily due to a shift in revenue mix toward the higher-margin segment, electricity generation, which accounted for 82.0% of total revenue (up from 28.9% in the prior period) and delivered a 60.5% gross margin. The absence of lower-margin EPC services, which contributed 41.1% of revenue in the three months ended June 30, 2024, also contributed to the improvement.

Our gross margin increased to 47.0% in the six months ended June 30, 2025 from 30.7% in the six months ended June 30, 2024 primarily due to the reduced share of lower-margin EPC and project development revenue and continued strong performance from the electricity generation segment.

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

Other Operating Income and Expenses

Other operating income (expenses) primarily consist of cancellation or impairment loss of project assets, disposal gain (loss) of property, plant and equipment and non FIT payments.

Impairment Loss of Assets

Impairment loss of assets primarily represents non-cash charges recognized when the carrying amount of certain long-lived assets is determined to be unrecoverable. Such losses reflect the excess of the carrying amount over the estimated fair value of the assets.

Other Income and Expenses

Our other income and expenses consist primarily of interest income, interest expenses and foreign currency exchange gains or losses.

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

There were no significant changes in the Company’s significant accounting policies during the three months ended June 30, 2025 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2, “Summary of Significant Accounting Policies”, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our unaudited statements of operations data for the three and six months ended June 30, 2025 and 2024. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Net revenues:
Solar power project development	$1,057	$5,884	$1,374	$5,884
Electricity generation	10,563	8,690	17,264	14,074
EPC services	—	12,365	—	16,502
DSA	1,228	3,099	2,332	8,161
Others	33	19	65	36
Total net revenues	12,881	30,057	21,035	44,657
Cost of revenues	(6,214)	(20,675)	(11,159)	(30,953)
Gross profit	6,667	9,382	9,876	13,704

Operating expenses:
Sales and marketing	(37)	(57)	(74)	(116)
General and administrative	(9,674)	(5,354)	(14,153)	(9,976)
Other operating expenses, net	(3,446)	(1,012)	(6,237)	(1,869)
Impairment loss of assets	(27,330)	—	(27,330)	—
Total operating expenses	(40,487)	(6,423)	(47,794)	(11,961)

(Loss) income from operations	(33,820)	2,959	(37,918)	1,743

Other income (expenses):
Interest income	452	485	868	1,005
Interest expense	(745)	(518)	(1,124)	(902)
Unrealized foreign exchange gains (losses)	8,391	(838)	14,589	(4,090)
Total other income (expense), net	8,098	(871)	14,333	(3,987)

(Loss) income before income tax	(25,722)	2,088	(23,585)	(2,244)
Income tax expense	(1,140)	(1,342)	(1,798)	(2,498)

Net (loss) income	(26,862)	746	(25,383)	(4,742)
Less: net (loss) income attributed to non-controlling interests	(28,315)	354	(28,376)	791
Net income (loss) attributed to Emeren Group Ltd	$1,453	$392	$2,993	$(5,533)

Income (loss) attributed to Emeren Group Ltd per ADS*
Basic	$0.03	$0.01	$0.06	$(0.11)
Diluted	$0.03	$0.01	$0.06	$(0.11)
Weighted average number of ADS* used in computing income (loss) per ADS*
Basic	51,321,622	51,283,524	51,321,622	52,402,518
Diluted	51,341,151	51,374,185	51,367,910	52,402,518

*Each American depositary share (“ADS”) represents 10 common shares

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Net Revenue. Our net revenue decreased from $30.1 million in the three months ended June 30, 2024 to $12.9 million in the three months ended June 30, 2025 primarily due to (i) revenue from EPC services decreased by $12.4 million; (ii) revenue from DSA decreased by $1.9 million; (iii) revenue from solar power project development decreased by $4.8 million; offset by (iv) revenue from electricity generation increased by $1.9 million. Our net revenue decreased from $44.7 million in the six months ended June 30, 2024 to $21.0 million in the six months ended June 30, 2025 primarily due to (i) revenue from solar power project development decreased by $4.5 million; (ii) revenue from DSA decreased by $5.8 million; (iii) revenue from EPC services decreased by $16.5 million; offset by (iv) revenue from electricity generation increased by $3.2 million. The decrease in EPC services revenue was driven by the Company’s strategy in prioritizing DSA revenue since 2024. The decrease in DSA and solar power project development revenue was primarily due to delays in achieving project milestones and completions, as several projects in the U.S. and Europe regions experienced permitting delays that pushed expected revenue recognition beyond the current reporting period. Additionally, economic and policy uncertainties led to lower buyer pricing, reducing revenue recognized during the period.

Cost of Revenue. Our cost of revenue decreased from $20.7 million in the three months ended June 30, 2024 to $6.2 million in the three months ended June 30, 2025. Our cost of revenue decreased from $31.0 million in the six months ended June 30, 2024 to $11.2 million in the six months ended June 30, 2025. Our cost of revenue associated with solar power project primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and other indirect costs related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in net revenue.

Gross Profit. Gross profit for the three months ended June 30, 2025 was $6.7 million, compared to a gross profit of $9.4 million in the three months ended June 30, 2024. Despite the decrease in gross profit, which was primarily driven by a decrease in gross profit of $2.1 million from solar power project development and $1.3 million from EPC services, gross margin increased to 51.8% for the three months ended June 30, 2025 from 31.2% for the same period in 2024. Gross profit for the six months ended June 30, 2025 was $9.9 million, compared to a gross profit of $13.7 million in the six months ended June 30, 2024, which was primarily driven by a decrease in gross profit of $2.0 million from solar power project development and $1.8 million from EPC services. Gross margin increased for the three months ended June 30, 2025 of 47.0%, compared to the prior period of 30.7%, primarily due to a greater revenue contribution from the higher-margin electricity generation segment and the absence of lower-margin EPC services. For the six months ended June 30, 2025, the improvement in gross margin was mainly driven by the reduced share of EPC and project development revenue and continued strong performance in electricity generation.

Sales and Marketing Expenses. Sales and marketing expenses was $0.04 million in the three months ended June 30, 2025 and $0.06 million in the three months ended June 30, 2024. Sales and marketing expenses was $0.07 million in the six months ended June 30, 2025 and $0.1 million in the six months ended June 30, 2024.

General and Administrative Expenses. General and administrative expenses increased from $5.4 million in the three months ended June 30, 2024 to $9.7 million in the three months ended June 30, 2025. General and administrative expenses increased from $10.0 million in the six months ended June 30, 2024 to $14.2 million in the six months ended June 30, 2025. The increase was mainly from payroll increases and attributable in part to market rate adjustments and an increase in other management-related expenses, as well as additional expected credit loss provisions recorded in the second quarter of 2025. During the three and six months ended June 30, 2025, the Company recognized $4.6 million of credit losses, reflecting updated assessments of collectability under the Current Expected Credit Loss model.

Other Operating Income (Expenses), Net. Other operating expense increased from $1.0 million in the three months ended June 30, 2024 to $3.4 million in the three months ended June 30, 2025, primarily due to an increase in project cancellations or impairment and asset disposals. Other operating expense increased from $1.9 million in the six months ended June 30, 2024 to $6.2 million in the six months ended June 30, 2025, mainly due to higher write-offs and project cancellations or impairment. These included multiple project cancellations or impairment in the U.S. and China in the second quarter of 2025, as well as additional write-offs in China and Italy in the second quarter of 2025. Our other operating income (expenses) consisted primarily of cancellation or impairment loss of project assets and disposal gain or loss in property, plant and equipment. Project cancellations or impairment were based on case-by-case assessments of development status, expected returns, and commercial feasibility following a change in management’s strategic review of the project portfolio.

Impairment Loss of Assets. For the three and six months ended June 30, 2025, the Company recorded an impairment loss of $27.3 million primarily related to solar power assets written down to fair value based on a third-party valuation, ROU assets written down as part of the broader assessment, and assets in China impaired due to changes in expected use.

Interest Income and Expenses. Our interest income were unchanged from $0.5 million in the three months ended June 30, 2024 to $0.5 million in the three months ended June 30, 2025. Our interest expenses increased from $0.5 million in the three months ended June 30, 2024 to $0.7 million in the three months ended June 30, 2025. Our interest income decreased from $1.0 million in the six months ended June 30, 2024 to $0.9 million in the six months ended June 30, 2025, primarily due to the decrease in interest income received from cash deposits. Our interest expenses were $0.9 million in the six months ended June 30, 2024 and $1.1 million in the six months ended June 30, 2025.

Unrealized Foreign Exchange Gains (Losses). Unrealized foreign exchange loss was $0.8 million in the three months ended June 30, 2024 and unrealized foreign exchange gain was $8.4 million in the three months ended June 30, 2025. Unrealized foreign exchange loss was $4.1 million in the six months ended June 30, 2024 and unrealized foreign exchange gain was $14.6 million in the six months ended June 30, 2025. The foreign exchange gains in 2025 were primarily driven by the weakening of the U.S. dollar against multiple functional currencies used by the Company’s subsidiaries, including the Euro (EUR), British Pound (GBP), Polish Zloty (PLN), Hungarian Forint (HUF), and Chinese Renminbi (RMB).

Income Tax Expense. Income tax expense decreased from $1.3 million in the three months ended June 30, 2024 to $1.1 million in the three months ended June 30, 2025. The income tax expense in the three months ended June 30, 2025 mainly resulted from the taxable income from the UK, China and Hungary. Income tax expense decreased from $2.5 million in the six months ended June 30, 2024 to $1.8 million in the six months ended June 30, 2025. The income tax expense in the six months ended June 30, 2025 mainly resulted from the taxable income from UK, China and Hungary.

Net income (loss). We had a net loss of $26.9 million in the three months ended June 30, 2025, compared to net income of $0.7 million in the three months ended June 30, 2024. The loss was primarily due to the impairment loss of assets, partially offset by unrealized foreign exchange gains during the quarter. We had a net loss of $4.7 million in the six months ended June 30, 2024, compared to net loss of $25.4 million in the six months ended June 30, 2025, mainly due to the same factors noted above.

Liquidity and Capital Resources

For the six months ended June 30, 2025, we had generated positive operating cash flow of $0.4 million, a loss from operations of $37.9 million and we repaid borrowings, finance lease and failed sales-leaseback financing totaling of $4.8 million. As of June 30, 2025, we have positive working capital of $143.3 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in 2025 and will be sufficient for at the least the next 12 months from the issuance date of this quarterly report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of our company.

As of June 30, 2025, significant components of our working capital were as follows:

●	Our total current assets were $187.5 million, including cash and cash equivalents and restricted cash – current assets of $48.4 million.
●	Total current liabilities were $44.2 million.
●	We had current project assets of $47.0 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

Cash generated from operations, external financing, and related party credit are our primary sources of operating liquidity, and we believe that cash flows from operations combined with our existing cash and cash equivalents, and facilities currently available, and those expected to be renewed will be sufficient to satisfy our obligations when they become due.

Potential Merger and Financing Arrangements

On June 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurya Vitra Ltd. (“Parent”) and Emeren Holdings Ltd., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Emeren Group Ltd, with Emeren Group Ltd continuing as the surviving company (the “Merger”). At closing, each ordinary share will be converted into the right to receive $0.20 in cash, and each American Depositary Share (“ADS”), representing ten ordinary shares, will be converted into the right to receive $2.00 in cash, in each case without interest. The Merger is expected to close in 2025, subject to customary closing conditions.

In connection with the Merger Agreement, the buyer parties delivered an equity commitment letter from Himanshu H. Shah to fund a portion of the Merger consideration and a limited guarantee of certain Parent payment obligations up to $4.5 million. These commitments are solely for funding the Merger consideration and specified termination obligations and are not available for our operating liquidity.

Upon completion of the Merger, our ordinary shares and ADSs will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, which will remove access to public equity markets and may alter our future liquidity and capital resources strategies.

Borrowings

Short-term borrowings

As of June 30, 2025, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan from a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of June 30, 2025, the balance of this long-term borrowing was $0.2 million.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of June 30, 2025, the long-term borrowings were $23.8 million including current of $0.8 million and non-current of $23.0 million.

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of June 30, 2025, the shareholder loan balance was $0.1 million.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of June 30, 2025, the balance of the shareholder loan was $0.03 million.

In November 2023, the Company’s China subsidiary obtained a long-term bank loan in the RMB totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of June 30, 2025, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of June 30, 2025, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.6 million.

In July 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of June 30, 2025, the long-term borrowings were $1.3 million, including current of $0.1 million and non-current of $1.2 million.

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

As of June 30, 2025, the outstanding balance under the facility was $16.4 million, of which $1.5 million was classified as the current portion of long-term borrowings and $14.9 million as non-current. The facility is jointly guaranteed by the Company and certain of its subsidiaries and is secured by substantially all assets of the Company’s certain subsidiaries, which had a carrying value of $44.7 million. The pledged assets include, among other collateral, the contractual rights to future accounts receivable. These rights remain recognized in the Company’s condensed consolidated balance sheets, as the arrangement does not qualify for sale accounting under ASC 860.

Contractual Obligations

For more information on our contractual obligations, commitments and contingencies, see Notes 8 and 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Cash Flows For The Six Months Ended June 30, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$363	$(9,000)
Net cash used in investing activities	(3,777)	(6,453)
Net cash provided by (used in) financing activities	14,206	(6,704)
Net decrease in cash, cash equivalents and restricted cash	(890)	(19,344)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $9.4 million compared to the prior period. The increase was primarily driven by non-cash adjustments, including impairment loss of assets of $27.3 million and loss on cancellation or impairment of project assets of $3.8 million added back to operating cash flows and, higher cash inflows from project assets of $15.3 million reflecting turnover. These favorable impacts were partially offset by unfavorable accounts receivable turnover of $8.3 million due to increase in trade and unbilled accounts receivable, a $7.7 million reduction in accounts payables and net loss of $25.4 million for the period.

Cash Flows from Investing Activities

The decrease in net cash used in investing activities by $2.7 million was mainly attributable to the decrease in the purchases of property, plant and equipment by $2.0 million and increase in proceeds from disposals of property, plant and equipment by $0.7 million.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities by $20.9 million was mainly attributable to the decrease in repurchase of shares by $7.2 million and increase in proceeds from banks and other third-party borrowings by $14.5 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 16 - Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those risks disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Annual Report on Form 10-K for the year ended December 31, 2024 in Item 1A. “Risk Factors,” other than as set forth below. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.

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

On July 9, 2025, the temporary suspension of country-specific reciprocal tariff measures expired. As of the filing date, it remains unclear whether the U.S. government will reinstate the 10%–50% tariffs previously announced on goods from 57 countries, including key sourcing regions. Continued uncertainty over U.S. trade policy—including the 125% tariff on imports from China under IEEPA—could further disrupt our supply chain, increase procurement costs, and adversely impact our margins and capital planning. We continue to monitor ongoing developments, and any further escalation in tariff measures or retaliatory trade actions could materially affect our business, financial condition and results of operations.

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

As disclosed in our Form 10-Q for the quarter ended March 31, 2025, an interim CEO remains in place as the Board continues its search for a permanent successor. Effective leadership stability is critical to maintaining business momentum, advancing our long-term strategy, and supporting our financial and operational performance. The ongoing leadership transition, and any prolonged delay in appointing a permanent CEO, could also impair the pace and effectiveness of executing our strategic initiatives, disrupt operational continuity, and adversely affect relationships with employees, customers, suppliers, and investors.

Risks Related to Changes in Clean Energy Policies and Incentives.

In July 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced significant changes to federal clean energy tax credit programs. Among other provisions, the OBBBA:

•	Terminates the Section 25D ITC for residential solar and storage systems after December 31, 2025;
•

Introduces new placed-in-service deadlines for solar-only projects seeking the Section 48E ITC, requiring commissioning by December 31, 2027 if construction is not commenced within 12 months of enactment;

•	Phases down the ITC for standalone storage beginning in 2034, fully eliminating it by 2036;
•	Raises the domestic content threshold to 45% and implements Foreign Entity of Concern (FEOC) restrictions for projects starting construction in 2026; and
•	Requires additional compliance guidance from the U.S. Treasury, including updates to “beginning of construction” definitions and enforcement of FEOC rules.

These changes may impair our eligibility for tax credits, delay project development, and reduce customer demand for solar and storage systems.

In parallel, reductions or eliminations of feed-in-tariff and net energy metering (“NEM”) programs in Europe and the U.S.—including California’s NEM 3.0 and Virtual NEM changes—have reduced compensation for solar exports and extended project payback periods. These changes may further suppress demand for distributed solar systems in key markets.

The evolving U.S. regulatory landscape, coupled with international policy changes and trade restrictions may adversely affect our ability to compete, reduce our gross margins, and delay our project pipeline.

The failure to complete our merger with Shurya Vitra Ltd. And Emeren Holdings Ltd. in a timely fashion, or at all, may adversely affect our business and our stock price.

On June 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurya Vitra Ltd. (“Parent”) and Emeren Holdings Ltd., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Emeren Group Ltd, with Emeren Group Ltd continuing as the surviving company (such transaction, the “Merger”). At the effective time of the Merger, each ordinary share (other than certain excluded and dissenting shares) will be converted into the right to receive $0.20 in cash per share, and each American Depositary Share (“ADS”), representing ten ordinary shares, will be converted into the right to receive $2.00 in cash per ADS, in each case without interest. Upon completion of the Merger, our ordinary shares and ADSs will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

Consummation of our planned Merger is subject to certain closing conditions, including, but not limited to:

●	Approval of the Merger Agreement by the holders of a majority of the ordinary shares present and voting in person or by proxy at the shareholders meeting;
●	Receipt of required regulatory approvals and the expiration or termination of any applicable waiting periods;
●	Accuracy of the Company’s representations and warranties, subject to certain materiality standards;
●	Absence of any law or injunction restraining or otherwise prohibiting the Merger; and
●	Absence of a material adverse effect on the Company.

There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause us not to realize some or all the anticipated benefits when expected, if at all. If the Merger is not completed, we may incur significant transaction costs and other fees, and our business, results of operations, and stock price could be adversely affected.

The phase-out of the Feed-in Tariff (FIT) regime and transition to market-based electricity pricing in China may materially impact our electricity generation revenue and the collectability of related receivables.

As of June 30, 2025, a portion of our electricity generation revenue and both short-term and long-term trade receivables are attributable to our operations in China. Historically, our Chinese projects have benefited from the national Feed-in Tariff (FIT) regime, which provided fixed prices for renewable energy supplied to the grid. However, effective June 1, 2025, the Chinese government has formally transitioned from a FIT system to a market-oriented electricity pricing model. Under the new regime, new renewable energy projects are required to participate in competitive power markets, and revenue is determined based on market clearing prices rather than administratively set rates.

This policy shift introduces a number of uncertainties and risks, including:

●	Increased revenue volatility: Electricity prices in market-based systems are subject to supply-demand dynamics, regional curtailment issues, and policy changes, which may cause fluctuations in our revenue and cash flow from affected assets.
●	Collectability of legacy FIT receivables: We have significant receivables related to electricity sold under the prior FIT regime. The phase-out may increase counterparty risk and delay government reimbursements, particularly for long-outstanding amounts.
●	Regulatory uncertainty: Implementation details regarding Contracts for Difference (CfDs) and transitional support mechanisms remain subject to clarification. There is no assurance that such mechanisms will fully offset the decline in fixed-price support or stabilize long-term project economics.
●	Curtailment risk: As more renewable capacity is connected to the grid, certain provinces in China have reported increasing curtailment levels. This could negatively impact electricity generation volumes and, consequently, revenue.

If electricity pricing under the new regime is materially lower than prior FIT rates, or if we experience delays or non-collection of FIT-related receivables, our financial condition, results of operations, and liquidity could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Registered Equity Securities

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire (the “repurchase plan”). In February 2024, we announced that our Board of Directors approved, under the repurchase plan, an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the Company’s future growth. No shares were repurchased during the three months ended June 30, 2025. As of June 30, 2025, we have $0.9 million left under our repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1(c) and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of June 18, 2025, by and among Emeren Group Ltd, Shurya Vitra Ltd., and Emeren Holdings Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33911) filed with the Securities and Exchange Commission on June 20, 2025)

10.1

Rollover Agreement, dated as of June 18, 2025, by and among Shurya Vitra Ltd., Ke Chen, and Enrico Bocchi  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33911) filed with the Securities and Exchange Commission on June 20, 2025)

10.2

Limited Guarantee, dated as of June 18, 2025, by and between Himanshu H. Shah and Emeren Group Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33911) filed with the Securities and Exchange Commission on June 20, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 19, 2025.

Emeren Group Ltd

Date: August 19, 2025	By:	/s/ Julia Xu
Julia Xu
Interim Chief Executive Officer

Date: August 19, 2025	By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer