Form 10-Q
period 2025-09-30
Emeren Group Ltd
filed 2025-11-14
CIK 1417892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, 513,216,222 ordinary shares, no par value per share, were issued and outstanding. Each of the ordinary shares of the registrant’s American Depositary Shares represents 10 shares on the New York Stock Exchange.

EMEREN GROUP LTD

i

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Emeren Group Ltd (hereinafter referred to as “Emeren Group Ltd”, “we”, “our”, or the “Company”) are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as defined in the U.S. Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact included in this Form 10-Q, including statements regarding the Company’s future financial condition, results of operations, plans, objectives, expectations, future performance, business operations or business prospects, are forward-looking statements. Words such as “believes,” “expects,” “anticipates,” “will,” “could,” “plans, “estimates,” “predicts,” “goals,” “should,” “would,” “may,” forecast,” “seeks,” and other similar expressions and variations of such words are intended to identify forward-looking statements and are included, along with this statement, with the intention these forward-looking statements be covered by the safe harbor provisions for forward-looking statements contained in the PSLRA. Forward-looking statements are neither historical facts, nor assurances of future performance. Instead, such statements are based only on our beliefs, expectations and assumptions regarding the future, which may not prove to be accurate, and are subject to known and unknown risks and uncertainties, many of which are outside of our control. These risks and uncertainties could cause actual events or results to differ materially from our historical experience and management’s present expectations or projections. These risks and uncertainties are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 25, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on March 26, 2025 and the Annual Report on Form 10-K/A filed with the SEC on April 22, 2025 (together, the “Annual Report on Form 10-K”). Any forward-looking statement speaks only as of the date on which it is made.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	2	$84,635	$50,012
Restricted cash	2	1,879	—
Accounts receivable trade, net	3	15,976	21,121
Accounts receivable unbilled, net	3	19,341	41,330
Advances to suppliers	2	1,094	568
Value added tax recoverables		3,279	8,005
Project assets, current	5	35,132	54,267
Prepaid expenses and other current assets, net	4	17,076	16,085
Total current assets		178,412	191,388

Property, plant and equipment, net	6	177,145	194,839
Project assets, non-current	5	41,945	14,444
Operating lease, right-of-use assets	16	18,283	19,931
Finance lease, right-of-use assets	8	3,364	4,574
Other non-current assets	3	30,349	22,390
Total assets		$449,498	$447,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

		As of
	Notes	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$4,724	$11,892
Advances from customers	2	5,377	5,042
Amounts due to related parties	15	2,948	4,028
Long-term borrowings, current	8	2,204	1,181
Income tax payable	7	1,238	606
Salaries payable		1,274	1,265
Operating lease liabilities, current	16	761	659
Failed sales-leaseback and finance lease liabilities, current	8	5,414	5,014
Other current liabilities	9	17,733	19,831
Total current liabilities		41,673	49,518

Long-term borrowings, non-current	8	47,220	23,515
Operating lease liabilities, non-current	16	19,396	19,252
Failed sales-leaseback and finance lease liabilities, non-current	8	13,776	13,767
Deferred tax liabilities	7	3,910	3,494
Total liabilities		125,975	109,546

Commitments and contingencies

Shareholders’ equity
Common shares (1,000,000,000 shares, no par value, authorized at September 30, 2025 and December 31, 2024; 637,920,142 shares issued and 513,216,222 shares outstanding at September 30, 2025; 652,821,742 shares issued and 513,216,222 shares outstanding at December 31, 2024)	10	806,714	806,714
Additional paid-in capital		15,203	15,104
Treasury stock, at cost (124,703,920 and 124,703,920 shares as of September 30, 2025 and December 31, 2024, respectively)	10	(49,146)	(49,146)
Accumulated deficit		(450,382)	(453,040)
Accumulated other comprehensive loss		(12,007)	(19,116)

Emeren Group Ltd shareholders’ equity		310,382	300,516
Non-controlling interest		13,141	37,504
Total shareholders’ equity		323,523	338,020

Total liabilities and shareholders’ equity		$449,498	$447,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in U.S. dollars in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Solar power project development	$2,865	$1,533	$4,239	$7,417
Electricity generation	12,395	9,415	29,659	23,489
EPC services	—	337	—	16,839
DSA	343	1,291	2,675	9,452
Others	38	284	103	320
Total net revenues	15,641	12,860	36,676	57,517
Cost of revenues	(6,126)	(7,229)	(17,285)	(38,182)
Gross profit	9,515	5,631	19,391	19,335

Operating (expenses) income:
Sales and marketing	(24)	(8)	(98)	(124)
General and administrative	(1,364)	(3,959)	(15,517)	(13,935)
Other operating (expenses) income, net	(1,306)	477	(7,543)	(1,392)
Impairment loss of assets	—	—	(27,330)	—
Total operating expenses	(2,694)	(3,490)	(50,488)	(15,451)

Income (loss) from operations	6,821	2,141	(31,097)	3,884

Other (expense) income:
Interest income	303	243	1,171	1,248
Interest expense	(1,557)	(674)	(2,681)	(1,576)
Investment loss	—	(4)	—	(4)
Unrealized foreign exchange (losses) gains	(435)	4,615	14,154	525
Total other (expense) income, net	(1,689)	4,180	12,644	193

Income (loss) before income tax	5,132	6,321	(18,453)	4,077
Income tax expense	(1,663)	(647)	(3,461)	(3,145)

Net income (loss)	3,469	5,674	(21,914)	932
Less: net income (loss) attributed to non-controlling interests	3,804	831	(24,572)	1,622
Net (loss) income attributed to Emeren Group Ltd	$(335)	$4,843	$2,658	$(690)

(Loss) income attributed to Emeren Group Ltd per ADS*
Basic	$(0.01)	$0.09	$0.05	$(0.01)
Diluted	$(0.01)	$0.09	$0.05	$(0.01)
Weighted average number of ADS* used in computing (loss) income per ADS*
Basic	51,321,622	51,254,956	51,321,622	52,023,918
Diluted	51,321,622	51,352,136	51,388,816	52,023,918
*	Each American depositary share (“ADS”) represents 10 common shares

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$3,469	$5,674	$(21,914)	$932
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	285	6,109	7,881	2,133
Other comprehensive income	285	6,109	7,881	2,133
Comprehensive income (loss)	3,754	11,783	(14,033)	3,065
Less: Comprehensive income (loss) attributed to non-controlling interests	3,969	2,038	(23,800)	1,836
Comprehensive (loss) income attributed to Emeren Group Ltd	$(215)	$9,745	$9,767	$1,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amount expressed in U.S. dollars in thousands, except for number of shares)

							Accumulated
	Common shares		Treasury stock		Additional		other	Equity
	Number of		Number of		paid-in	Accumulated	comprehensive	attributable to	Non-controlling
	Shares Issued	Amount	Shares Issued	Amount	capital	deficit	income (loss)	Emeren Group Ltd	interest	Total equity
Balance at December 31, 2023	651,821,742	$806,714	(90,715,770)	$(41,938)	$14,728	$(440,563)	$(13,629)	$325,312	$37,997	$363,309
Net income (loss)	—	—	—	—	—	(5,925)	—	(5,925)	437	(5,488)
Stock repurchase	—	—	(29,258,280)	(6,178)	—	—	—	(6,178)	—	(6,178)
Share-based compensation	—	—	—	—	29	—	—	29	—	29
Issuance of common stock from release of restricted share units	333,333	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,274)	(2,274)	(681)	(2,955)
Balance at March 31, 2024	652,155,075	806,714	(119,974,050)	(48,116)	14,757	(446,488)	(15,903)	310,964	37,753	348,717
Net income	—	—	—	—	—	392	—	392	354	746
Stock repurchase	—	—	(4,729,870)	(1,030)	—	—	—	(1,030)	—	(1,030)
Share-based compensation	—	—	—	—	103	—	—	103	6	109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(709)	(709)	(312)	(1,021)
Balance at June 30, 2024	652,155,075	806,714	(124,703,920)	(49,146)	14,860	(446,096)	(16,612)	309,720	37,801	347,521
Net income	—	—	—	—	—	4,843	—	4,843	831	5,674
Share-based compensation	—	—	—	—	106	—	—	106	—	106
Other comprehensive income, net of tax	—	—	—	—	—	—	4,902	4,902	1,207	6,109
Balance at September 30, 2024	652,155,075	$806,714	(124,703,920)	$(49,146)	$14,966	$(441,253)	$(11,710)	$319,571	$39,839	$359,410

Balance at December 31, 2024	652,821,742	$806,714	(124,703,920)	$(49,146)	$15,104	$(453,040)	$(19,116)	$300,516	$37,504	$338,020
Net income (loss)	—	—	—	—	—	1,540	—	1,540	(61)	1,479
Share-based compensation	—	—	—	—	76	—	—	76	—	76
Issuance of common shares adjustment (Note 10)	(14,901,600)	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	1,924	1,924	150	2,074
Balance at March 31, 2025	637,920,142	806,714	(124,703,920)	(49,146)	15,180	(451,500)	(17,192)	304,056	37,593	341,649
Net income (loss)	—	—	—	—	—	1,453	—	1,453	(28,315)	(26,862)
Share-based compensation	—	—	—	—	(25)	—	—	(25)	—	(25)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,065	5,065	457	5,522
Balance at June 30, 2025	637,920,142	806,714	(124,703,920)	(49,146)	15,155	(450,047)	(12,127)	310,549	9,735	320,284
Net income (loss)	—	—	—	—	—	(335)	—	(335)	3,804	3,469
Share-based compensation	—	—	—	—	48	—	—	48	—	48
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(563)	(563)
Other comprehensive income, net of tax	—	—	—	—	—	—	120	120	165	285
Balance at September 30, 2025	637,920,142	$806,714	(124,703,920)	$(49,146)	$15,203	$(450,382)	$(12,007)	$310,382	$13,141	$323,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net (loss) income	$(21,914)	$932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,516	5,002
Allowances for credit losses	988	915
Loss on cancellation or impairment of project assets	6,681	2,271
Loss on disposal of property, plant and equipment	1,358	—
Impairment loss of assets	27,330	—
Share-based compensation	99	238
Deferred tax provision	30	74
Investment gains	—	4
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	33,736	15,601
Advances to suppliers	(469)	2,907
Value added tax recoverable	5,286	(1,368)
Prepaid expenses and other current assets	(1,044)	(1,789)
Project assets	(11,516)	(34,056)
Other non-current assets	(6,951)	(3,079)
Accounts payable	(4,484)	(2,475)
Advances from customers	(330)	712
Amounts due to related parties	(1,415)	(2,636)
Other current liabilities	14	504
Income tax payable	717	1,345
Salaries payable	(133)	316
Net cash provided by (used in) operating activities	34,499	(14,582)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMEREN GROUP LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts expressed in U.S. dollars in thousands)

		Nine Months Ended September 30,
	Notes	2025	2024
Investing activities:
Purchase of property, plant and equipment		(6,300)	(10,922)
Proceeds from disposal of property, plant and equipment		1,181	276
Net cash used in investing activities		(5,119)	(10,646)
Financing activities:
Proceeds from banks and other third-party borrowings		24,822	2,161
Repayment of banks and other third-party borrowings		(3,927)	(2,074)
Debt issuance costs		(247)	—
Distributions to non-controlling interest		(554)	—
Repurchase of shares		—	(7,208)
Borrowings from related parties		67	242
Proceeds from failed sales-leaseback		4,310	3,658
Repayment of finance lease obligations		(915)	(1,324)
Repayment of failed sales-leaseback financing		(4,378)	(4,155)
Net cash provided by (used in) financing activities		19,178	(8,700)
Effect of exchange rate changes		(11,294)	(490)
Net increase (decrease) in cash and cash equivalents and restricted cash		37,264	(34,418)
Cash and cash equivalents and restricted cash, beginning of period		50,012	70,174
Cash and cash equivalents and restricted cash, end of period	2	$87,276	$35,756

Supplemental schedule of non-cash operating activities:
Transfer from property, plant and equipment, net to project assets, current		$—	$(9,863)
Non-cash settlement of accounts receivable unbilled, net and accounts payable with the same counterparty		$—	$1,692
Non-cash reversal of accounts payable and project assets from liability extinguishment at settlement		$3,297	$—

Supplemental schedule of non-cash investing and financing activities:
Payables for purchase of property, plant and equipment		$(10,629)	$(12,941)
Payables for finance leases		$(1,588)	$(2,571)
Settlement of certain accounts receivable trade balance through conversion to receivables from vendor loan agreement	4	$(9,865)	—

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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and salaries payable.

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

Cash and cash equivalents

The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed the federally insured limits. As of September 30, 2025 and December 31, 2024, the Company had cash in excess of the FDIC insured amount. The Company has not experienced any losses in such accounts.

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

	September 30,	December 31,
	2025	2024

	in thousands
Cash and cash equivalents	$84,635	$50,012
Restricted cash – current assets	1,879	—
Restricted cash – other non-current assets	762	—
Total cash, cash equivalents and restricted cash	$87,276	$50,012

Advances to suppliers

As of September 30, 2025 and December 31, 2024, advances to suppliers in current assets were $1.1 million and $0.6 million, respectively. The Company does not require collateral or other security against its advances to suppliers. As a result, the Company’s claims for such prepayments are unsecured, which exposes the Company to the suppliers’ credit risk. The Company performs ongoing credit evaluations of the financial condition of its material suppliers.

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

During the second quarter of 2025, the Company identified impairment indicators related to certain solar power assets. As a result, the Company performed a recoverability assessment, which indicated that the estimated undiscounted cash flows were less than the carrying amount of $32.7 million. The Company engaged a third-party valuation specialist to estimate the fair value of the assets using an income approach, resulting in a Level 3 fair value estimate of $6.8 million. Based on this assessment, the Company recorded a non-cash impairment loss of $25.9 million within operating expenses for the nine months ended September 30, 2025.

During the second quarter of 2025, the Company also recorded impairment charges of $1.4 million related to certain solar power assets in China, following changes in expected future use. The assets, which had a combined carrying amount of $1.5 million prior to the impairment, were written down to an aggregate recoverable amount of $0.1 million based on management’s assessment of fair value. These impairment charges are included within operating expenses for the nine months ended September 30, 2025.

Leases

Operating lease costs are recognized on a straight-line basis over the lease term. From time to time, the Company’s subsidiaries prepay the lease costs for over one year. As of September 30, 2025 and December 31, 2024, the prepaid rental fees of $1.4 million and $1.3 million, respectively, were recorded in operating lease right-of-use assets.

Revenue recognition

The Company primarily derives its revenues from the following revenue streams:

●	Solar power project development – This is comprised of sale of project assets constructed by a third-party EPC contractor, sale of project assets constructed by the Company’s own EPC team, and sale of project asset rights.

●	EPC Services – Certain of the EPC contracts for photovoltaic (PV) solar power systems contain retainage provisions. Retainage represents contract costs for the portion of the contract price earned for work performed but held for payment by the customer as a form of security until a certain defined timeframe has been reached. The Company considers whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under the EPC contracts. After the Company has satisfied the EPC contract requirements and has an unconditional right to consideration, the retainage is billed and reclassified to “Accounts receivable from EPC services (billed)”. As of September 30, 2025 and December 31, 2024, the unbilled balance of accounts receivable from EPC services included in accounts receivable unbilled, net were $18.7 million and $40.4 million, respectively.
●	Electricity generation – See Note 3, “Accounts Receivable Trade, Net” for further details.
●	DSA and others – DSA revenue is recognized over time based on the percentage of completion by using the cost-based input method upon the performance of relevant project development activities. Ancillary revenues are recorded in others.

Contract liability

Advances from customers, which represent contract liabilities, are payments received from customers which are unrecognized revenue. Advances from customers are recognized as the Company performs its obligations under the contract. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.1 million and zero as revenue that was included in the balances of advances from customers as of January 1, 2025 and 2024, respectively.

Deferred revenue, included in other current liabilities, represents the excess billings to date over the amount of revenue recognized to date. The timing and the amount we bill our customers is based on achieving milestones as defined in the contract with the customers. See Note 9, “Other Current Liabilities” for further details.

Disaggregation of revenue

The following tables summarizes the Company’s revenues by recognition points:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
Solar power project development	$2,865	$1,533	$4,239	$7,417
Others	3	284	3	284
Revenue recognized at a point in time	2,868	1,817	4,242	7,701
EPC services	—	337	—	16,839
Electricity generation	12,395	9,415	29,659	23,489
DSA	343	1,291	2,675	9,452
Others	35	—	100	36
Revenue recognized over time	12,773	11,043	32,434	49,816
Total	$15,641	$12,860	$36,676	$57,517

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
China	$7,293	$5,306	$15,752	$14,430
United States	338	1,223	2,082	2,024
UK	2,986	3,694	9,330	9,828
Spain	—	—	—	815
France	63	994	292	996
Poland	35	351	100	3,291
Italy	3,154	1,292	5,486	9,453
Hungary	1,772	—	3,634	16,680
Total	$15,641	$12,860	$36,676	$57,517

See Note 17, “Segment Reporting” for further details.

Feed-in tariff(s) (FIT) payments

The Company collected FIT payments of $14.0 million and $2.6 million for the electricity sold to the state grid companies in the PRC for the three months ended September 30, 2025 and 2024, respectively.

The Company collected FIT payments of $14.2 million and $2.9 million for the electricity sold to the state grid companies in the PRC for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized non-FIT payments of attracting foreign investment of zero and $0.1 million in other operating income and expense, net for the nine months ended September 30, 2025 and 2024, respectively.

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

RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Company’s cash and cash equivalents and restricted cash denominated in RMB amounted to RMB 170.0 million ($23.9 million) and RMB 72.5 million ($9.9 million) on September 30, 2025 and December 31, 2024, respectively.

Comprehensive income (loss)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-shareholder sources and included net income (loss) and foreign currency translation adjustments. As of September 30, 2025 and December 31, 2024, accumulated other comprehensive income (loss) is mainly composed of foreign currency translation adjustments.

Recently issued accounting pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

In November 2024, the FASB issued Accounting Standards Update ASU No. 2024-04: Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company’s management is evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

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

3. RECEIVABLES

ACCOUNTS RECEIVABLE TRADE, NET

	September 30,	December 31,
	2025	2024

	in thousands
Accounts receivable trade
– from EPC services	$3,372	$4,008
– from solar power project assets and DSA	6,642	10,447
– from electricity generation (1)	10,745	10,132
– from others	48	672
Total accounts receivable trade	20,807	25,259
Less: allowance for credit losses	(4,831)	(4,138)
Accounts receivable trade, net	$15,976	$21,121
(1)	Accounts receivable from electricity generation were mainly due from China’s state grid companies. The amounts included the portion of feed-in tariff(s) (“FIT”) for the electricity sold to the state grid companies in the PRC in which the relevant on-grid solar power stations are still pending for registration to the Renewable Energy Subsidy Catalog, which the Company has submitted the application for its solar power stations that started operation before July 2017 to be registered on the Catalog. As of September 30, 2025 and December 31, 2024, there are $2.1 million and $3.8 million of FIT receivables classified as current, and $12.1 million and $17.2 million classified as non-current, which are included in the other non-current assets on the condensed consolidated balance sheets, respectively.

ACCOUNTS RECEIVABLE UNBILLED, NET

	September 30,	December 31,
	2025	2024

	in thousands
Accounts receivable unbilled
–from solar power project assets	$1,275	$1,581
–from EPC services	18,659	40,406
–from electricity generation and others	489	297
Total accounts receivable unbilled	20,423	42,284
Less: allowance for credit losses	(1,082)	(954)
Accounts receivable unbilled, net	$19,341	$41,330

The Company’s contract assets classified as “Accounts receivable unbilled” are primarily due to billing of certain project sales and EPC services where the Company has the right to consideration in exchange of the project sales transferred and EPC services performed.

ALLOWANCE FOR CREDIT LOSSES

The Company establishes an allowance for expected credit losses based on historically observed default rates over the expected life of the receivable balance and are adjusted for forward-looking information available without undue cost or effort. The Company’s management regularly reviews the allowance for credit losses to ensure relevant information about specific debtors is updated.

The following table shows the movement in lifetime expected credit losses that has been recognized for accounts receivable trade and unbilled, under the simplified approach.

	September 30,	December 31,
	2025	2024

	in thousands
At beginning of the period	$5,092	$5,203
Allowance for credit losses for the period	398	3,506
Written off	—	(3,617)
Other (foreign currency effects)	423	—
At end of the period	$5,913	$5,092

During the three months ended September 30, 2025 and 2024, the Company recorded credit losses (net of reversal) of ($3.6 million) and zero, respectively. The reversal of credit losses in the third quarter of 2025 primarily reflected improved collection trends and higher-than-expected payments of government-related FIT receivables in China. In total, the Company recorded a reversal of approximately $3.5 million during the quarter, of which $0.8 million related to current FIT receivables and $2.7 million related to FIT receivables classified as non-current assets, reversing additional credit losses recorded in the second quarter of 2025. During the nine months ended September 30, 2025 and 2024, the Company recorded credit losses of $1.0 million and $0.9 million, respectively. Credit losses for the nine-month period ended September 30, 2025 also included a full provision of $0.6 million(1) for other receivables related to power stations sold in Henan, China in 2023.

(1)	Excluded from the above table as it relates to other receivables not included in trade and unbilled accounts receivable; included within “allowance for credit losses” in the unaudited condensed consolidated statements of cash flows.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

As of September 30, 2025, receivables from a solar power customer amounted to $33.2 million, including accounts receivable trade (billed) of $4.6 million, unbilled accounts receivable of $18.7 million and total receivables from vendor loan agreement of $9.9 million, which accounts for 64.9% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies. As of December 31, 2024, receivables from a solar power customer amounted to $44.2 million, including billed accounts receivable of $3.8 million and unbilled accounts receivable of $40.4 million, which accounts for 65.5% of the Company’s total receivables, excluding FIT receivables in the other non-current assets, which are due from China government subsidies.

For the three months ended September 30, 2025 and 2024, revenue from this solar power customer accounted for 0.1% ($0.02 million) and 2.6% ($0.3 million) of the Company’s total net revenues, respectively. For the nine months ended September 30, 2025 and

2024, revenue from this solar power customer accounted for 0.1% ($0.05 million) and 5.5% ($3.2 million) of the Company’s total net revenues, respectively.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2025	2024

	in thousands
Receivables from disposal of property, plant and equipment (1)	$542	$1,079
Receivables from vendor loan agreement – current (2)	547	—
Deposits (3)	10,781	9,863
Others (4)	6,551	5,861
Total prepaid expenses and other current assets	18,421	16,803
Less: allowance for credit losses (5)	(1,345)	(718)
Total prepaid expenses and other current assets	$17,076	$16,085
(1)	Receivables from disposal of property, plant and equipment mainly represented disposal of the Company’s solar power stations assets, which were primarily used for the electricity generation revenue segment (the Company has recorded 100% allowance for credit losses associated with such receivables during the nine months ended September 30, 2025).
(2)	Receivables from vendor loan agreement represent the current portion of a loan receivable arising from a vendor financing arrangement entered into in September 2025 between the Company’s subsidiary in Poland and a customer. The total loan facility amounted to approximately $9.9 million (PLN 35.9 million) and was established through the conversion of outstanding invoices issued under existing EPC contracts into a long-term loan. The loan bears interest at 10.0% per annum, payable semi-annually, and matures on July 31, 2032. The vendor loan receivable is accounted for at amortized basis and is secured by a pledge of 49.0% of the borrower’s shares. As of September 30, 2025, the non-current portion of the receivable, amounting to $9.4 million, is presented within other non-current assets in the condensed consolidated balance sheets.
(3)	As of September 30, 2025 and December 31, 2024, deposits mainly represented deposits made for interconnection, and the bidding of project asset construction rights and rooftop leases.
(4)	As of September 30, 2025, others mainly included $0.8 million prepaid deposits for U.S. sold project assets, $0.8 million deferred cost for U.S. projects, $2.6 million deferred cost for Italy projects, $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.3 million prepaid for a UK project. As of December 31, 2024, others mainly included $1.3 million prepaid deposits for U.S. sold project assets, $1.3 million deferred cost for U.S. projects, $1.4 million deferred cost for Italy projects, $0.7 million prepayment on Korea project development (the Company has recorded 100% allowance for credit losses associated with such prepayment), and $0.5 million prepaid for a UK project.
(5)	As of September 30, 2025, the allowance for credit losses mainly represented the allowance for the Korea project’s prepayment, which the Company deemed not recoverable, and the full provision for other receivables related to sold power stations in Henan, China in 2023. As of December 31, 2024, the allowance for credit losses mainly represented the allowance for the Korea project’s prepayment.

5. PROJECT ASSETS

Project assets consisted of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024

	in thousands
Project assets - development and construction cost	$75,543	$67,360
Project assets - others	1,534	1,351
Total project assets	$77,077	$68,711

Current portion	$35,132	$54,267
Non-current portion	$41,945	$14,444

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net:

	September 30,	December 31,
	2025	2024

	in thousands
Land	$1,127	$976
Plant and machinery	3	3
Motor vehicles	47	45
Office equipment	364	310
Power stations (1)	217,342	214,351
Less: accumulated depreciation	(42,130)	(34,760)
Subtotal	176,753	180,925
Construction in progress	392	13,914
Property, plant and equipment, net	$177,145	$194,839
(1)	In March 2024, the Company transferred power stations with a carrying value of $9.9 million to project assets, current. No impairment was recognized upon transfer. As further discussed in Note 2, during the second quarter of 2025, the Company recorded total non-cash impairment losses of $27.3 million within operating expenses, consisting of (i) $25.9 million for assets written down from $32.7 million, which included power stations of $30.5 million and right-of-use assets of $2.2 million, to a fair value of $6.8 million based on a third-party valuation, and (ii) $1.4 million for assets in China written down from $1.5 million to $0.1 million, the remaining recoverable value. The carrying value of power stations as of September 30, 2025, reflects new assets placed in service and foreign currency appreciation, partially offset by impairment losses recognized during the period.

Construction in progress mainly represents solar power projects which are under development for self-electricity generation in China.

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2.0 million and $1.8 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $6.5 million and $5.0 million, respectively.

7. INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The Company recorded income tax expense of $1.7 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax expense of $3.5 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 32.4% and 10.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was (18.8)% and 77.1%, respectively.

We determine our income tax provision for interim periods using an estimate of our annual effective tax rate adjusted for discrete items occurring during the periods presented. The Company’s income tax provision in the three and nine months ended September 30, 2025 and 2024, was mainly due to income taxes on earnings from its foreign tax jurisdictions.

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

As of September 30, 2025, there are no material changes on uncertain tax positions.

8. BORROWINGS AND OTHER FINANCING ARRANGEMENTS

Borrowings from banks and other third parties

The Company’s borrowings from banks and other third parties consist of the following:

	September 30,	December 31,
	2025	2024

	in thousands
Total debt principal	$49,671	$24,696
Less: unamortized debt issuance costs	247	—
Total debt	49,424	24,696
Less: long-term borrowings, current	2,204	1,181
Long-term borrowings, non-current	$47,220	$23,515

As of September 30, 2025 and December 31, 2024, the total debt of $49.4 million and $24.7 million, respectively, was jointly guaranteed by multiple operating subsidiaries of the Company. The parent entity is not a guarantor under the applicable loan agreements.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan from a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of September 30, 2025 and December 31, 2024, the balance of long-term borrowings was $0.01 million and $0.02 million, respectively.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd. The loan bears interest at 4.0% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of September 30, 2025, the long-term borrowings were $22.6 million, including current of $0.2 million and non-current of $22.4 million. As of December 31, 2024, the long-term borrowings were $22.3 million, including current of $0.9 million and non-current of $21.4 million.

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2025 and December 31, 2024, the balance of the shareholder loan was $0.1 million and $0.1 million, respectively.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2025 and December 31, 2024, the balance of the shareholder loan was $0.03 million and $0.03 million, respectively.

In November 2023, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in

November 2033. As of September 30, 2025, the long-term borrowings were $0.1 million, including current of $0.02 million and non-current of $0.1 million. As of December 31, 2024, the long-term borrowings were $0.2 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of September 30, 2025, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.6 million. As of December 31, 2024,the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.7 million.

In July 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of September 30, 2025, the long-term borrowings were $1.3 million, including current of $0.1 million and non-current of $1.2 million. As of December 31, 2024, the long-term borrowings were $1.4 million, including current of $0.1 million and non-current of $1.3 million.

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

In September 2025, the Company’s Hungary subsidiaries withdrew the remaining $9.1 million (EUR 8.2 million) under the second tranche of the same facility. This tranche bears interest at 3.0% plus the three-month EURIBOR, which resets from time to time based on prevailing market rates, and also matures in March 2035.

As of September 30, 2025, the outstanding balance under the facility was $24.5 million, of which $1.7 million was classified as the current portion of long-term borrowings and $22.8 million as non-current. The facility is jointly guaranteed by the Company and certain of its subsidiaries and is secured by substantially all assets of the Company’s certain subsidiaries, which had a carrying value of $50.2 million. The pledged assets include, among other collateral, the contractual rights to future accounts receivable. These rights remain recognized in the Company’s condensed consolidated balance sheets, as the arrangement does not qualify for sale accounting under ASC 860.

As of September 30, 2025, future minimum payments required under the lease loan contract with Aviva Investor Infrastructure Income No.4 Ltd are:

USD
in thousands
2025 (October 1 through December 31)	$—
2026	1,212
2027	1,321
2028	1,321
2029	1,321
Thereafter	40,054
Total minimum loan payments	45,229
Less: amount representing interest	(22,605)
Present value of net minimum loan payments	$22,624

As of September 30, 2025, future principal repayments required under the Hungary subordinated loan are:

USD
in thousands
2025 (October 1 through December 31)	$381
2026	2,156
2027	2,092
2028	1,935
2029	1,873
Thereafter	16,105
Total	$24,542

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

During the three months ended September 30, 2025 and 2024, the Company paid for amount of financing lease associated with failed sales-lease back transactions of $1.8 million and $2.0 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid for amount of financing lease associated with failed sales-leaseback transactions of $4.4 million and $4.2 million, respectively. As of September 30, 2025 and December 31, 2024, the Company recorded $12.9 million and $12.5 million under failed sales-leaseback liabilities as the non-current portion and $4.7 million and $4.1 million as the current portion, which represents principal to be paid in the next year, respectively. The weighted average effective interest rate of the financing was 5.38% and 5.44% and interest costs incurred during the nine months ended September 30, 2025 and 2024 were $0.6 million and $0.7 million, respectively. These failed sales-leaseback financings were collateralized by the underlying assets of the solar projects.

As of September 30, 2025, future minimum payments required under the failed sales-leaseback are:

USD
in thousands
2025 (October 1 through December 31)	$1,420
2026	5,307
2027	4,909
2028	3,716
2029	2,365
Thereafter	1,593
Total minimum lease payments	19,310
Less: amount representing interest	(1,708)
Present value of net minimum lease payments	$17,602
Current portion	$4,680
Non-current portion	$12,922

Finance lease

The Company leased module, inverter and other materials from different financial leasing companies in China. Pursuant to the terms of the contracts, the Company is required to make lease payments to the finance lease companies and is entitled to obtain the ownership of this machinery and equipment at a nominal price upon the expiration of the lease. These arrangements are guaranteed by other subsidiaries of the Company and are also pledged by the shares and rights for the future power generation income of the leased assets. The lease is classified as a finance lease. As of September 30, 2025 and December 31, 2024, the carrying amount of leased assets are included in finance lease right-of-use assets, which are being depreciated over lives of 25 years. The payable related to these contracts as of September 30, 2025 and December 31, 2024 was $1.6 million and $2.3 million, respectively.

As of September 30, 2025, future minimum payments required under the finance lease are:

USD
in thousands
2025 (October 1 through December 31)	$188
2026	752
2027	751
Total minimum lease payments	1,691
Less: amount representing interest	(103)
Present value of net minimum lease payments	$1,588
Current portion	$734
Non-current portion	$854

	September 30,	December 31,
	2025	2024

	in thousands
Current portion of finance lease	$734	$938
Current portion of failed sales-leaseback	4,680	4,076
Total current portion of failed sales-leaseback and finance lease	$5,414	$5,014

Non-current portion for finance lease	$854	$1,315
Non-current portion for failed sales-leaseback	12,922	12,452
Total non-current portion of failed sales-leaseback and finance lease	$13,776	$13,767

Interest expense

Interest expenses incurred for the three months ended September 30, 2025 and 2024 were $1.6 million and $0.7 million, respectively. Interest expenses incurred for the nine months ended September 30, 2025 and 2024 was $2.7 million and $1.6 million.

9. OTHER CURRENT LIABILITIES

The Company’s other current liabilities are summarized below:

	September 30,	December 31,
	2025	2024

	in thousands
Payables for purchase of property, plant and equipment (1)	$10,629	$12,272
Other tax payables	110	273
Deferred revenue (3)	3,428	886
Others (2)	3,566	6,400
Total other current liabilities	$17,733	$19,831
(1)	Payable for purchase of property, plant and equipment as of September 30, 2025 and December 31, 2024 included amounts payable to ReneSola Singapore Pte Ltd.’s subsidiaries.
(2)	Others as of September 30, 2025 and December 31, 2024 mainly includes the payables for claims, audit fees and other professional service fees.
(3)	Deferred revenue as of September 30, 2025 and December 31, 2024 is mainly related to the Italy project.

10. COMMON SHARES

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire (the “repurchase plan”). On February 12, 2024, the Company announced that it approved an accelerated stock repurchase program (“ASR”) of up to $10 million. During 2024, the Company repurchased 33,988,150 of its ordinary shares, no par value, at the cost of $7.2 million. No shares were repurchased during the nine months ended September 30, 2025. As of September 30, 2025, the Company has $0.9 million left under its repurchase plan. All repurchased shares under the repurchase program are classified as treasury shares of the Company until they are retired or reissued.

As of September 30, 2025 and December 31, 2024, the number of total issued shares of the Company was 637,920,142 shares and 652,821,742 shares, respectively.

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

Options to Employees

During the nine months ended September 30, 2025, no options were granted to employees. During 2024, the Company granted 100,000 share options to certain employees with an exercise price of $0.26 on the grant date with expected vesting periods within three years.

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

A summary of the option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Prices	Term (in years)	Value
Outstanding on December 31, 2024	12,160,000	$0.38	3.53	$265,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited*	(833,340)	0.30	—	—
Outstanding on March 31, 2025	11,326,660	$0.38	3.38	$35,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(566,660)	0.52	—	—
Outstanding on June 30, 2025	10,760,000	$0.37	3.15	$185,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(300,000)	0.41	—	—
Outstanding on September 30, 2025	10,460,000	$0.37	2.91	$195,000
Expected to vest at September 30, 2025	133,340	0.31	4.54	—
Exercisable at September 30, 2025	10,326,660	$0.37	2.89	$195,000
*	Reflects 100,000 options forfeited effective March 31, 2025. These were processed and recognized during the second quarter of 2025.

As of September 30, 2025, there were 10,460,000 outstanding options with a weighted average contractual period of 2.91 years under the Plan. As of December 31, 2024, there were 12,160,000 outstanding options with a weighted average contractual period of 3.53 years under the Plan.

Share-based compensation costs of $0.05 million and $0.1 million have been charged against income during the three months ended September 30, 2025 and 2024, respectively. Share-based compensation costs of $0.1 million and $0.2 million have been charged against income during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $0.01 million in total unrecognized share-based compensation expense related to unvested options granted under the Plan, which is expected to be recognized over a weighted-average period of 1.75 years.

During the three and nine months ended September 30, 2025, the Company granted 2,000,000 restricted share units. As of September 30, 2025, 2,500,000 ordinary shares of restricted share units were outstanding. As of December 31, 2024, 500,000 ordinary shares of restricted share units were outstanding. As of September 30, 2025, there was $0.4 million in total unrecognized share-based compensation expense related to unvested restricted share units granted under the Plan, which is expected to be recognized over a weighted-average period of 2.25 years.

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

13. EARNINGS (LOSS) PER ADS

Basic and diluted earnings per ADS have been calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands, except number of shares and per share amounts
Numerator:
Net income (loss)	$3,469	$5,674	$(21,914)	$932
Less: net income (loss) attributed to noncontrolling interests	3,804	831	(24,572)	1,622
Total net (loss) income attributed to Emeren Group Ltd	$(335)	$4,843	$2,658	$(690)

Numerator for diluted (loss) income per ADS	$(335)	$4,843	$2,658	$(690)

Denominator:
Denominator for basic (loss) income per ADS - weighted average number of ADS outstanding*	51,321,622	51,254,956	51,321,622	52,023,918
Dilutive effects of share options*	—	97,180	67,194	—
Denominator for diluted calculation - weighted average number of ADS outstanding*	51,321,622	51,352,136	51,388,816	52,023,918

Basic income (loss) per ADS	$(0.01)	$0.09	$0.05	$(0.01)
Diluted income (loss) per ADS	$(0.01)	$0.09	$0.05	$(0.01)
*	All shares are converted to ADS, each ADS represents 10 common shares

The Company issues ordinary shares to its share depository bank which will be used to settle stock option awards upon their exercise. Any ordinary shares not used in the settlement of stock option awards will be returned to the Company. As of September 30, 2025 and December 31, 2024, 9,396,480 ordinary shares were legally issued to the share depository bank but are treated as escrowed shares for accounting purposes and therefore, have been excluded from the computation of income (loss) per ADS.

The Company uses the treasury method in determining whether those potential common shares are dilutive or antidilutive. That is, the number of potential common shares, after considering the shares repurchased used in computing the diluted per-share amount for income (loss). For the three months ended September 30, 2024, and the nine months ended September 30, 2025, the Company excluded 971,803 and 671,936 ordinary share equivalents, respectively, from the computation of diluted income (loss) per ADS, as their inclusion would have been anti-dilutive.

14. NON-CONTROLLING INTEREST

During the three months ended September 30, 2025 and 2024, the Company has comprehensive income attributed to non-controlling interest for $4.0 million and $2.0 million, respectively, of which, the majority resulted from consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended September 30, 2025; and RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the three months ended September 30, 2024. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

During the nine months ended September 30, 2025 and 2024, the Company has comprehensive income (loss) attributed to non-controlling interest for ($23.8 million) and $1.8 million, respectively, of which, the majority resulted from consolidated entities, Powerminds Storage S.r.l., RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the nine months ended September 30, 2025; and RPNC Holdings, LLC and Zhejiang Emeren Smart Energy Co., Ltd for the nine months ended September 30, 2024. The Company calculated the non-controlling interest for 45.0% to Powerminds Storage S.r.l., 99% to RPNC Holdings, LLC and 40.13% to Zhejiang Emeren Smart Energy Co., Ltd.

During the three months ended September 30, 2025, a subsidiary in China declared and paid dividends to its shareholders based on retained earnings as of June 30, 2025. The portion attributable to the Company’s non-controlling shareholders amounted to RMB 4.0 million ($0.6 million). The transaction was accounted for as an equity distribution and recorded as a reduction to non-controlling interests in the unaudited condensed consolidated statements of shareholders’ equity.

15. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Related party balances

As of September 30, 2025 and December 31, 2024, related party balances consist of amounts due to related party amounting of $2.9 million and $4.0 million, respectively. These were mainly convertible bond issued to Eiffel Investment Group for solar power development purpose. As of December 31, 2024, the balance also included the outstanding service cost that minority controllers of Gravel A provided to the Company.

(b) Related party transactions

Related party transactions were as follows:

	Nine months ended September 30,
	2025	2024

	in thousands
Interest expense (1)	$35	$36
Payment for service (2)	2,012	4,602
Payable to related party services (3)	357	1,981
(1)

Represents the convertible bond issued to Eiffel Investment Group up to EUR 7.03 million ($8.0 million) with an annual interest rate of 2%. The bond has a maturity date of September 2031. During the convertible period and when there is an Event of Default and Acceleration Event (failure to redeem, a material misrepresentation by the Company, or misuse of the proceeds), the bond holder shall have the right to convert the issued convertible bonds at the conversion price into shares of European Solar Energy Development JV (“the Issuer”). The conversion price is determined as per evaluation equal to 70% of the purchase price of the shares. The Company accounts for the convertible bond as a single debt instrument at amortized cost. As of September 30, 2025 and December 31, 2024, the outstanding convertible bond was $2.8 million (EUR 2.4 million) and $2.4 million (EUR 2.3 million), respectively. Bonds issued to related parties for the three and nine months ended September 30, 2025 were both $0.1 million. Bonds issued to related parties for the nine months ended September 30, 2024 were $0.2 million. Interest expense was $0.01 million for both the three months ended September 30, 2025 and 2024.

(2)	Represents the amount that the Company paid in cash to minority shareholders of Gravel A for settling the historical payable balance.
(3)	Transactions during the nine months ended September 30, 2025 and 2024, which represents the payable amount of Gravel A to Enerpoint and Kaizen for project services regarding Italy projects.

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

During the second quarter of 2025, the Company identified impairment indicators for an asset group that included ROU assets with a carrying amount of $2.2 million. As part of the broader impairment assessment, these ROU assets were written down to their estimated fair value, resulting in a non-cash impairment loss of $1.8 million, which was recognized in operating expenses for the nine months ended September 30, 2025.

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

The components of lease expenses consisted of the following:

		Nine months ended September 30,
Lease cost	Classification	2025	2024

		in thousands
Operating lease cost	Operating expenses: General and administrative	$1,590	$1,661
Short-term lease cost	Operating expenses: General and administrative	249	—
Sublease income	Other operating expenses, net	(67)	(37)
Net lease cost		$1,772	$1,624

Lease Term and Discount Rate	September 30, 2025		December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	22.4	years	22.6	years
Weighted-average discount rate (%)
Operating leases	6.11%		6.15%

	Nine months ended September 30,
Other information	2025	2024

	in thousands
Cash paid for amount included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,292	$1,855
Short-term leases	$248	$—

As of September 30, 2025, future minimum payments required under the operating lease are:

USD
in thousands
2025 (October 1 through December 31)	$427
2026	1,805
2027	1,926
2028	1,324
2029	1,721
Thereafter	30,899
Total minimum lease payments	38,102
Less: amount representing interest	(17,945)
Present value of net minimum lease payments	$20,157
Current portion	$761
Non-current potion	$19,396

Capital commitments

As of September 30, 2025 and December 31, 2024, the Company had capital commitments of approximately $0.5 million and $2.4 million, respectively. These capital commitments were solely related to contracts signed with vendors for procurement of services or photovoltaic (PV) related products used for the construction of solar PV systems being developed by the Company.

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

The following table summarizes the Company’s revenues generated from each segment:

	Three months ended September 30, 2025
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$2,865	$12,395	$—	$343	$38	$15,641
Less: cost of revenue	1,864	3,834	129	284	15	6,126
Gross profit (loss)	$1,001	$8,561	$(129)	$59	$23	$9,515

	Three months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$1,533	$9,415	$337	$1,291	$284	$12,860
Less: cost of revenue	1,761	4,000	1,027	393	48	7,229
Gross profit (loss)	$(228)	$5,415	$(690)	$898	$236	$5,631

	Nine months ended September 30, 2025
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$4,239	$29,659	$—	$2,675	$103	$36,676
Less: cost of revenue	3,357	11,864	239	1,786	39	17,285
Gross profit (loss)	$882	$17,795	$(239)	$889	$64	$19,391

	Nine months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation	services	DSA	Others	Total

	in thousands
Net revenue	$7,417	$23,489	$16,839	$9,452	$320	$57,517
Less: cost of revenue	5,762	10,411	15,813	6,140	56	38,182
Gross profit	$1,655	$13,078	$1,026	$3,312	$264	$19,335

The following table summarizes the Company’s revenues generated by the geographic location of customers:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
China	$7,293	$5,306	$15,752	$14,430
United States	338	1,223	2,082	2,024
UK	2,986	3,694	9,330	9,828
Spain	—	—	—	815
France	63	994	292	996
Poland	35	351	100	3,291
Italy	3,154	1,292	5,486	9,453
Hungary	1,772	—	3,634	16,680
Total	$15,641	$12,860	$36,676	$57,517

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025, as amended by the Annual Report on Form 10-K/A filed with the SEC on March 26, 2025 and the Annual Report on Form 10-K/A filed with the SEC on April 22, 2025 (together, the “Annual Report on Form 10-K”), and related management’s discussion and analysis in Item 7 of the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report Form 10-Q. Please also see the section herein titled “Forward-Looking Statements.”

Overview

During the third quarter of 2025, we had $15.6 million in revenue, $9.5 million in gross profit, a 60.8% gross margin and $6.8 million income from operations. Net income was mainly impacted by the following items: (i) an increase in revenue of $1.3 million from solar power project development and $3.0 million from electricity generation; (ii) a decrease in cost of revenues by $1.1 million; and (iii) an increase in other operating expense, net by $1.8 million; offset by (iv) a decrease in EPC services and DSA and other revenues by $1.5 million, as compared to the same period in 2024. As a result, the Company reported a net income of $3.5 million.

Our IPP business accounted for more than 79.2% of total revenue and 90.0% of total gross profit for the quarter. Gross profit and gross margin are influenced by various factors, including the relative performance and contribution of our business segments, the impact of tariffs, and the timing and pricing of project sales. As a result of these dynamics, our gross margin varies from period to period. Our IPP and DSA businesses remained strong, continuing to drive high-margin revenue.

Merger Agreement with Shurya Vitra Ltd. and Emeren Holdings Ltd.

On June 18, 2025, we entered into an Agreement and Plan of Merger with Shurya Vitra Ltd. (“Parent”) and its wholly owned subsidiary, Emeren Holdings Ltd. (“Merger Sub”), under which Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and wholly owned subsidiary of Parent. At the effective time, each ordinary share (other than certain excluded and dissenting shares) will be converted into the right to receive $0.20 in cash, and each American Depositary Share (“ADS”), representing ten ordinary shares, will be converted into the right to receive $2.00 in cash (less a $0.05 per ADS cancellation fee), in each case without interest and subject to all applicable withholding.

Concurrently with the execution of the Merger Agreement, Ke Chen and Enrico Bocchi entered into a rollover and support agreement with Parent (as amended, the “Rollover Agreement”), pursuant to which Ke Chen and Enrico Bocchi have agreed, among other things, to vote their shares in favor of the adoption of the Merger Agreement and the approval of the Merger and to the cancellation of their shares in exchange for newly issued shares of Parent.

On September 2, 2025, the Company, Parent and Merger Sub entered into an Amendment to the Agreement and Plan of Merger (the “Amendment to Merger Agreement”), and Ke Chen, Enrico Bocchi, Shah Capital Opportunity Fund LP (“Shah Capital”) and Parent entered into an Amendment to the Rollover Agreement (the “Amendment to Rollover Agreement”), pursuant to which the Merger Agreement and the Rollover Agreement are, respectively, amended to clarify that Shah Capital is a Rollover Security holder. As a Rollover Security holder, Shah Capital has agreed to vote its shares in the Company in favor of the adoption of the Merger Agreement and the approval of the Merger and to the cancellation of its shares in exchange for newly issued shares of Parent.

Completion of the merger, which is expected in 2025, is subject to customary closing conditions, including shareholder approval, required regulatory approvals, and absence of a material adverse effect.

Project Pipeline

Advanced-Stage and Early-Stage Solar Development Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interests, as of September 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage	(MW)
Europe	1,120	2,297	3,417
U.S.	1,515	817	2,332
China	33	—	33
Total	2,668	3,114	5,782

Project pipeline by region representing the development services agreements developed by us, as of September 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage (2)	(MW)
Europe	178	312	490

Advanced-Stage and Early-Stage Solar Storage Project Pipeline (in Megawatts)

Project pipeline by region representing the gross MW size of the projects owned by us and our non-controlling interests, as of September 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage	(MW) (1)
Europe	1,928	1,390	3,318
U.S.	668	1,024	1,692
China	67	—	67
Total	2,663	2,414	5,077

Project pipeline by region representing the development services agreements developed by us, as of September 30, 2025:

	Advanced	Early	Total
Region	Stage	Stage (2)	(MW) (1)
Europe	1,831	574	2,405
U.S.	40	—	40
Total	1,871	574	2,445
(1)	The average hours per MW vary across regions. For example, in the U.S. and Europe, it ranged from 4 - 8 hours per MW of storage, while in China, it was ~2 hours.
(2)	A substantial portion of early-stage DSA projects remain owned by the Company as of September 30, 2025, and may be sold or transferred upon achieving project milestones.

Growing IPP Asset Portfolio in Attractive Power Purchase Agreement (PPA) Regions

As of September 30, 2025, we owned and operated IPP assets comprising 294 MW of solar PV projects and 74 MWh of storage.

	PV Capacity	Storage
Operating Assets*	(MW)	(MWh)
China DG	168	74
Europe	102	—
U.S.	24	—
Total	294	74
*	Some of these assets could be sold as project assets in the next 6 to 12 months.

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

	Three months ended September 30, 2025
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$2,865	$12,395	$—	$343	$38	$15,641
Gross profit (loss)	$1,001	$8,561	$(129)	$59	$23	$9,515

	Three months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$1,533	$9,415	$337	$1,291	$284	$12,860
Gross profit (loss)	$(228)	$5,415	$(690)	$898	$236	$5,631

	Nine months ended September 30, 2025
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$4,239	$29,659	$—	$2,675	$103	$36,676
Gross profit (loss)	$882	$17,795	$(239)	$889	$64	$19,391

	Nine months ended September 30, 2024
	Solar power project	Electricity	EPC
	development	generation (a)	Services	DSA	Others	Total

	in thousands
Net revenue	$7,417	$23,489	$16,839	$9,452	$320	$57,517
Gross profit	$1,655	$13,078	$1,026	$3,312	$264	$19,335
(a)	The weighted-average capacity factors can vary based on seasonality and weather. Changes in climate, geography, weather patterns, and other phenomena in the regions where we operate may significantly affect our business. As a result, our IPP electricity production and amount of electricity sold and therefore our IPP revenue tend to be higher during periods or seasons when there is more irradiation.

Geographical Distribution

We are a solar project developer and operator and function as a pure downstream player with a pipeline of projects around the world.

The following table summarizes the Company’s net revenues generated by the geographic location of customers:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	in thousands
China	$7,293	$5,306	$15,752	$14,430
United States	338	1,223	2,082	2,024
UK	2,986	3,694	9,330	9,828
Spain	—	—	—	815
France	63	994	292	996
Poland	35	351	100	3,291
Italy	3,154	1,292	5,486	9,453
Hungary	1,772	—	3,634	16,680
Total	$15,641	$12,860	$36,676	$57,517

We expect the revenue from solar and storage power project to increase generally in parallel with our business growth.

Cost of Revenue

Our cost of revenue for continuing operations consists of costs for:

A.	development costs (including interconnection fees and permitting costs) of solar and storage power projects;
B.	acquisition costs of solar and storage power projects, if applicable;
C.	project management costs;
D.	EPC costs (consisting of costs of the components of solar and storage power projects other than solar modules, such as inverters, electrical and mounting hardware, trackers, grid interconnection equipment, wiring and other devices);
E.	overhead allocation cost (including utilities, maintenance and other support expenses);
F.	interest costs capitalized for solar and storage power projects during construction period; and
G.	site-specific costs

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

Our gross margin increased to 60.8% in the three months ended September 30, 2025 from 43.8% in the three months ended September 30, 2024 primarily due to a shift in revenue mix toward the higher-margin segment, electricity generation, which accounted for 79.2% of total revenue (up from 73.2% in the prior period) and delivered a 69.1% gross margin. The absence of lower-margin EPC services, which contributed 2.6% of revenue in the three months ended September 30, 2024, also contributed to the improvement.

Our gross margin increased to 52.9% in the nine months ended September 30, 2025 from 33.6% in the nine months ended September 30, 2024 primarily due to the reduced share of lower-margin EPC and sale of power project development revenue and continued strong performance from the electricity generation segment.

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

Our interest income represents interest on our cash balances and the recognition of the discounted interest income on the feed-in tariff(s) (“FIT”) for the electricity sold. Our interest expenses relate primarily to our short-term and long-term borrowings from banks and other financing parties, less capitalized interest expenses to the extent they relate to our capital expenditures.

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

There were no significant changes in the Company’s significant accounting policies during the three months ended September 30, 2025 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to the Company is described in Note 2, “Summary of Significant Accounting Policies”, in the accompanying notes to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our unaudited statements of operations data for the three and nine months ended September 30, 2025 and 2024. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Net revenues:
Solar power project development	$2,865	$1,533	$4,239	$7,417
Electricity generation	12,395	9,415	29,659	23,489
EPC services	—	337	—	16,839
DSA	343	1,291	2,675	9,452
Others	38	284	103	320
Total net revenues	15,641	12,860	36,676	57,517
Cost of revenues	(6,126)	(7,229)	(17,285)	(38,182)
Gross profit	9,515	5,631	19,391	19,335

Operating (expenses) income:
Sales and marketing	(24)	(8)	(98)	(124)
General and administrative	(1,364)	(3,959)	(15,517)	(13,935)
Other operating (expenses) income, net	(1,306)	477	(7,543)	(1,392)
Impairment loss of assets	—	—	(27,330)	—
Total operating expenses	(2,694)	(3,490)	(50,488)	(15,451)

Income (loss) from operations	6,821	2,141	(31,097)	3,884

Other (expenses) income:
Interest income	303	243	1,171	1,248
Interest expense	(1,557)	(674)	(2,681)	(1,576)
Investment loss	—	(4)	—	(4)
Unrealized foreign exchange (losses) gains	(435)	4,615	14,154	525
Total other (expense) income, net	(1,689)	4,180	12,644	193

Income (loss) before income tax	5,132	6,321	(18,453)	4,077
Income tax expense	(1,663)	(647)	(3,461)	(3,145)

Net income (loss)	3,469	5,674	(21,914)	932
Less: net income (loss) attributed to non-controlling interests	3,804	831	(24,572)	1,622
Net (loss) income attributed to Emeren Group Ltd	$(335)	$4,843	$2,658	$(690)

(Loss) income attributed to Emeren Group Ltd per ADS*
Basic	$(0.01)	$0.09	$0.05	$(0.01)
Diluted	$(0.01)	$0.09	$0.05	$(0.01)
Weighted average number of ADS* used in computing (loss) income per ADS*
Basic	51,321,622	51,254,956	51,321,622	52,023,918
Diluted	51,321,622	51,352,136	51,388,816	52,023,918

*Each American depositary share (“ADS”) represents 10 common shares

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Net Revenue. Our net revenue increased from $12.9 million in the three months ended September 30, 2024 to $15.6 million in the three months ended September 30, 2025 primarily due to (i) revenue from electricity generation increased by $3.0 million; (ii) revenue from solar power project development increased by $1.3 million; offset by (iii) revenue from EPC services decreased by $0.03 million; and (iv) revenue from DSA decreased by $0.9 million. Our net revenue decreased from $57.5 million in the nine months ended September 30, 2024 to $36.7 million in the nine months ended September 30, 2025 primarily due to (i) revenue from solar power project development decreased by $3.2 million; (ii) revenue from DSA decreased by $6.8 million; (iii) revenue from EPC services decreased by $16.8 million; offset by (iv) revenue from electricity generation increased by $6.2 million. The decrease in EPC services revenue was driven by the Company’s strategy in prioritizing other revenue streams since 2024. The decrease in DSA and solar power project development revenue was primarily due to delays in achieving project milestones and completions, as several projects in the U.S. and Europe regions experienced permitting delays that pushed expected revenue recognition beyond the current reporting period. Additionally, economic and policy uncertainties led to lower buyer pricing, reducing revenue recognized during the nine months period ended September 30, 2025.

Cost of Revenue. Our cost of revenue decreased from $7.2 million in the three months ended September 30, 2024 to $6.1 million in the three months ended September 30, 2025. Our cost of revenue decreased from $38.2 million in the nine months ended September 30, 2024 to $17.3 million in the nine months ended September 30, 2025. Our cost of revenue associated with solar power projects primarily consists of project development cost and acquisition cost; cost on electricity generation primarily consists of depreciation expenses arising from our solar power fixed assets and EPC cost associated with direct materials, solar modules, labor, subcontractor costs, and other indirect costs related to contract performance, such as indirect labor and supplies. The decrease of our cost of revenue is primarily due to the decrease in net revenue.

Gross Profit. Gross profit for the three months ended September 30, 2025 was $9.5 million, compared to a gross profit of $5.6 million in the three months ended September 30, 2024. The increase in gross profit, was primarily driven by an increase in gross profit of $3.1 million from electricity generation and $1.2 million from solar power project development. Gross margin increased for the three months ended September 30, 2025 to 60.8%, compared to the prior period of 43.8%, primarily due to a greater revenue contribution from the higher-margin electricity generation segment and the absence of lower-margin EPC services. Gross profit for the nine months ended September 30, 2025 was $19.4 million, compared to a gross profit of $19.3 million in the nine months ended September 30, 2024. Although gross profit remained consistent, gross margin improvement for the nine months ended September 30, 2025 was mainly driven by the reduced share of EPC and project development revenue and continued strong performance in electricity generation.

Sales and Marketing Expenses. Sales and marketing expenses was $0.02 million in the three months ended September 30, 2025 and $0.01 million in the three months ended September 30, 2024. Sales and marketing expenses was $0.1 million in the nine months ended September 30, 2025 and $0.1 million in the nine months ended September 30, 2024.

General and Administrative Expenses. General and administrative expenses decreased from $4.0 million in the three months ended September 30, 2024 to $1.4 million in the three months ended September 30, 2025. The decrease primarily reflects a $3.6 million credit loss reversal recognized during the third quarter of 2025, mainly related to the reversal of $3.5 million of additional credit loss expense recorded in the second quarter of 2025 for extended collection trends of China feed-in tariff (FIT) receivables. The reversal was driven by improved collection performance and higher-than-expected government-related FIT payments during the period. This decrease was partially offset by higher consulting and recruitment expenses totaling $0.9 million. General and administrative expenses increased from $13.9 million in the nine months ended September 30, 2024 to $15.5 million in the nine months ended September 30, 2025. The increase was mainly from payroll increases and attributable in part to market rate adjustments and an increase in other management-related expenses, recorded in the third quarter of 2025.

Other Operating Income (Expenses), Net. Other operating income (expenses) decreased from $0.5 million in the three months ended September 30, 2024 to ($1.3 million) in the three months ended September 30, 2025, primarily due to an increase in project cancellations or impairment and asset disposals. Other operating expenses increased from $1.4 million in the nine months ended September 30, 2024 to $7.5 million in the nine months ended September 30, 2025, mainly due to higher write-offs and project cancellations or impairment. These included multiple project cancellations or impairment in the U.S. and China in the period, as well as additional write-offs in China and Italy during the period. Our other operating income (expenses) consisted primarily of cancellation or impairment loss of project assets and disposal gain or loss in property, plant and equipment. Project cancellations or impairment were based on case-by-case assessments of development status, expected returns, and commercial feasibility following a change in management’s strategic review of the project portfolio.

Impairment Loss of Assets. For the nine months ended September 30, 2025, the Company recorded an impairment loss of $27.3 million primarily related to solar power assets written down to fair value based on a third-party valuation, ROU assets written down as part of the broader assessment, and assets in China impaired due to changes in expected use.

Interest Income and Expenses. Our interest income increased from $0.2 million in the three months ended September 30, 2024 to $0.3 million in the three months ended September 30, 2025. Our interest expenses increased from $0.7 million in the three months ended September 30, 2024 to $1.6 million in the three months ended September 30, 2025, primarily due to inrease in long-term borrowings. Our interest income was unchanged from $1.2 million in the nine months ended September 30, 2024 to $1.2 million in the nine months ended September 30, 2025. Our interest expenses increased from $1.6 million in the nine months ended September 30, 2024 to $2.7 million in the nine months ended September 30, 2025, primarily due to inrease in long-term borrowings.

Unrealized Foreign Exchange Gains (Losses). Unrealized foreign exchange gain was $4.6 million in the three months ended September 30, 2024 and unrealized foreign exchange loss was $0.4 million in the three months ended September 30, 2025. Unrealized foreign exchange gain was $0.5 million in the nine months ended September 30, 2024 and unrealized foreign exchange gain was $14.2 million in the nine months ended September 30, 2025. The foreign exchange gains in 2025 were primarily driven by the weakening of the U.S. dollar against multiple functional currencies used by the Company’s subsidiaries, including the Euro (EUR), British Pound (GBP), Polish Zloty (PLN), Hungarian Forint (HUF), and Chinese Renminbi (RMB).

Income Tax Expense. Income tax expense increased from $0.6 million in the three months ended September 30, 2024 to $1.7 million in the three months ended September 30, 2025. The income tax expense in the three months ended September 30, 2025 mainly resulted from the taxable income from the UK, China and Hungary. Income tax expense increased from $3.1 million in the nine months ended September 30, 2024 to $3.5 million in the nine months ended September 30, 2025. The income tax expense in the nine months ended September 30, 2025 mainly resulted from the taxable income from UK, China and Hungary.

Net income (loss). We had a net income of $3.5 million in the three months ended September 30, 2025, compared to net income of $5.7 million in the three months ended September 30, 2024. The decrease in net income was primarily due to decrease in unrealized foreign exchange gains by $5.1 million and an increase in income tax expense by $1.0 million, partially offset by the increase in gross profit by $3.9 million compared to the same quarter of 2024. We had a net income of $0.9 million in the nine months ended September 30, 2024, compared to net loss of $22.0 million in the nine months ended September 30, 2025, mainly due to impairment loss of assets, partially offset by unrealized foreign exchange gains during the period.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, we had generated positive operating cash flow of $34.5 million, a income from operations was $6.8 million and we repaid borrowings, finance lease and failed sales-leaseback financing totaling $9.5 million. As of September 30, 2025, we have positive working capital of $136.7 million. We believe that our cash and cash equivalents, project assets, and continued support from financial institutions, fund investors and financing lease companies, in the form of renewed and additional short-term or long-term financings (including development loans, construction loans and project financings) and equity contribution, will be sufficient to meet our working capital and capital expenditure needs that will arise in 2025 and will be sufficient for at the least the next 12 months from the issuance date of this quarterly report. We intend to continue to carefully execute our operating plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, our liquidity could be negatively impacted.

As part of our financing policy, we expect to continue to finance our liquidity needs mainly with cash flows from our operating activities. We continuously evaluate opportunities to pursue acquisitions or engage in strategic transactions. We expect to finance any significant future transaction with a combination of cash, long-term indebtedness and the issuance of shares of the Company.

As of September 30, 2025, significant components of our working capital were as follows:

●	Our total current assets were $178.4 million, including cash and cash equivalents and restricted cash – current assets of $86.5 million.
●	Total current liabilities were $41.7 million.

●	We had current project assets of $35.1 million in our late stage projects under development. Although we believe we will be able to sell such project assets at a profit, if we are unable to sell these project assets at reasonable prices in the near term, our liquidity may be negatively affected.

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

Potential Merger and Financing Arrangements

On June 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurya Vitra Ltd. (“Parent”) and Emeren Holdings Ltd., a wholly owned subsidiary of Parent (“Merger Sub”), as amended by an Amendment to the Agreement and Plan of Merger, dated September 2, 2025 among the Company, Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Emeren Group Ltd, with Emeren Group Ltd continuing as the surviving company and wholly owned subsidiary of Parent (the “Merger”). At closing, each ordinary share will be converted into the right to receive $0.20 in cash, and each American Depositary Share (“ADS”), representing ten ordinary shares, will be converted into the right to receive $2.00 in cash (less a $0.05 per ADS cancellation fee), in each case without interest and subject to all applicable withholding. The Merger is expected to close in 2025, subject to customary closing conditions.

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

Borrowings

Short-term borrowings

As of September 30, 2025, all the short-term borrowings have been fully repaid and there were no new short-term borrowings.

Long-term borrowings

In January 2021, the Company’s UK subsidiary obtained a long-term loan from a lender in the UK totaling £0.05 million ($0.06 million). The long-term loan has a maturity date of July 2026 with an annual interest rate of 2.5%. The proceeds from this loan were used for general working capital purposes. The long-term borrowing was interest free for twelve months. As of September 30, 2025, the balance of this long-term borrowing was $0.1 million.

In January 2022, the Company’s Project Branston subsidiary entered into a lease loan contract with Aviva Investor Infrastructure Income No. 4 Ltd. The loan bears interest at 4% above the base rate time to time from Lloyds Bank Plc on the bank and will mature in April 2060. As a result of the acquisition of Branston, the Company took over the loan. As of September 30, 2025, the long-term borrowings were $22.6 million including current of $0.2 million and non-current of $22.4 million.

In September 2022, the Company’s RPZE 1 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, RPZE 1, of $0.6 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2025, the shareholder loan balance was $0.1 million.

In February 2023, the Company’s Tensol 3 subsidiary entered into a shareholder loan contract with a minority shareholder of a subsidiary of the Company, Tensol 3, of $0.7 million. The loan bears interest at 2% per annum and will mature in December 2025. As of September 30, 2025, the balance of the shareholder loan was $0.03 million.

In November 2023, the Company’s China subsidiary obtained a long-term bank loan in the RMB totaling RMB 1.3 million ($0.2 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in November 2033. As of September 30, 2025, the long-term borrowings were $0.1 million, including current of $0.02 million and non-current of $0.1 million.

In March 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 5.6 million ($0.8 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in March 2034. As of September 30, 2025, the long-term borrowings were $0.7 million, including current of $0.08 million and non-current of $0.6 million.

In July 2024, the Company’s China subsidiary obtained a long-term bank loan totaling RMB 10.0 million ($1.4 million). The long-term loan bears interest at 5.2% above the base rate time to time from Loan Prime Rate on the bank and will mature in June 2034. As of September 30, 2025, the long-term borrowings were $1.3 million, including current of $0.1 million and non-current of $1.2 million.

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

In September 2025, the Company’s Hungary subsidiaries withdrew the remaining $9.1 million (EUR 8.2 million) under the second tranche of the same facility. This tranche bears interest at 3.0% plus the three-month EURIBOR, which resets from time to time based on prevailing market rates, and also matures in March 2035.

As of September 30, 2025, the outstanding balance under the facility was $24.5 million, of which $1.7 million was classified as the current portion of long-term borrowings and $22.8 million as non-current. The facility is jointly guaranteed by the Company and certain of its subsidiaries and is secured by substantially all assets of the Company’s certain subsidiaries, which had a carrying value of $50.2 million. The pledged assets include, among other collateral, the contractual rights to future accounts receivable. These rights remain recognized in the Company’s condensed consolidated balance sheets, as the arrangement does not qualify for sale accounting under ASC 860.

Contractual Obligations

For more information on our contractual obligations, commitments and contingencies, see Notes 8 and 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Cash Flows For The Nine Months Ended September 30, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in) operating activities	$34,499	$(14,582)
Net cash used in investing activities	(5,119)	(10,646)
Net cash provided by (used in) financing activities	19,178	(8,700)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,264	(34,418)

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $49.1 million compared to the prior period. The increase was primarily driven by non-cash adjustments, including impairment loss of assets of $27.3 million and higher cash inflows from project assets of $22.5 million reflecting turnover.

Cash Flows from Investing Activities

The decrease in net cash used in investing activities by $5.5 million was mainly attributable to the decrease in the purchases of property, plant and equipment by $4.6 million and increase in proceeds from disposals of property, plant and equipment by $0.9 million.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities by $27.9 million was mainly attributable to the decrease in repurchase of shares by $7.2 million and increase in net proceeds from banks and other third-party borrowings by $20.8 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our Disclosure Controls were effective.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information with respect to legal proceedings is set forth under Note 16 - Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those risks disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2025 and our Annual Report on Form 10-K for the year ended December 31, 2024 in Item 1A. “Risk Factors,” other than as set forth below. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.

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

On April 2, 2025, the U.S. government issued an Executive Order pursuant to IEEPA imposing an indefinite reciprocal 10% tariff on almost all goods imported into the U.S., effective April 5, 2025, and individualized higher IEEPA tariffs (11% to 50%) starting April 9, 2025 on goods originating from 57 countries with trade surpluses with the U.S., including China, among other countries. On April 9, 2025, the U.S. government issued a further Executive Order increasing the IEEPA reciprocal tariff on China to 125% effective April 10, 2025. Concurrently, the U.S. government announced a temporary suspension of the country-specific reciprocal tariff measures targeting most U.S. trading partners for a 90-day period, or until July 9, 2025. On July 9, 2025, the temporary suspension of country-specific reciprocal tariff measures expired. This sequence of actions underscored a strategic recalibration of the U.S. trade policy, emphasizing heightened pressure on international trade. The ongoing enactment of tariffs by the U.S. government and the unpredictability of the tariff rates continue to be a risk to our business, financial condition and results of operations.

We are closely monitoring potential changes in international trade policy and the evolving trade environment, as it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce, or other trade matters. The ongoing tariff measures have introduced increased uncertainty and complexity in our supply chain planning and cost management. At this time, we cannot predict full impact of these measures; however, any sustained or escalated trade restrictions could adversely affect our business, financial condition, or results of operations. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

As of the date of this filing, the IEEPA-based tariffs continue to apply and are subject to an ongoing appeals process in the U.S. Court of International Trade. Their ultimate scope and enforceability remain uncertain and could be modified, invalidated, or applied retroactively, potentially affecting our procurement costs, supply-chain planning, and operating results.

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

•	Phases down the ITC for standalone storage beginning in 2034, fully eliminating it by 2036;
•	Raises the domestic content threshold to 45% and implements Foreign Entity of Concern (“FEOC”) restrictions for projects starting construction in 2026; and
•	Requires additional compliance guidance from the U.S. Treasury, including updates to “beginning of construction” definitions and enforcement of FEOC rules.

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

On June 18, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shurya Vitra Ltd. (“Parent”) and Emeren Holdings Ltd., a wholly owned subsidiary of Parent (“Merger Sub”), as amended by an Amendment to the Agreement and Plan of Merger, dated September 2, 2025 among the Company, Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Emeren Group Ltd, with Emeren Group Ltd continuing as the surviving company and wholly owned subsidiary of Parent (such transaction, the “Merger”). At the effective time of the Merger, each ordinary share (other than certain excluded and dissenting shares) will be converted into the right to receive $0.20 in cash per share, and each American Depositary Share (“ADS”), representing ten ordinary shares, will be converted into the right to receive $2.00 in cash per ADS (less a $0.05 per ADS cancellation fee), in each case without interest and subject to all applicable withholding. Upon completion of the Merger, our ordinary shares and ADSs will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.

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

The phase-out of the Feed-in Tariff (“FIT”) regime and transition to market-based electricity pricing in China may materially impact our electricity generation revenue and the collectability of related receivables.

As of June 30, 2025, a portion of our electricity generation revenue and both short-term and long-term trade receivables are attributable to our operations in China. Historically, our Chinese projects have benefited from the national Feed-in Tariff (“FIT”) regime, which provided fixed prices for renewable energy supplied to the grid. However, effective June 1, 2025, the Chinese government has formally transitioned from a FIT system to a market-oriented electricity pricing model. Under the new regime, new renewable energy projects are required to participate in competitive power markets, and revenue is determined based on market clearing prices rather than administratively set rates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Registered Equity Securities

As of December 2021, the Board authorized the Company to repurchase up to $50 million of shares, which authorization does not expire (the “repurchase plan”). In February 2024, we announced that our Board of Directors approved, under the repurchase plan, an accelerated stock repurchase (ASR) program of up to $10 million, which does not expire. This accelerated stock repurchase program underscores the Board’s commitment to our shareholders and confidence in the Company’s future growth. No shares were repurchased during the three months ended September 30, 2025. As of September 30, 2025, we have $0.9 million left under our repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1(c) and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1

Amendment to Agreement and Plan of Merger, dated as of September 2, 2025, by and among Emeren Group Ltd, Shurya Vitra Ltd., and Emeren Holdings Ltd (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33911) filed with the Securities and Exchange Commission on September 3, 2025)

10.1

Amendment to Rollover Agreement, dated as of September 2, 2025, by and among Shurya Vitra Ltd., Ke Chen, Enrico Bocchi and Shah Capital Opportunity Fund LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33911) filed with the Securities and Exchange Commission on September 3, 2025)

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

*Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2025.

Emeren Group Ltd

Date: November 14, 2025	By:	/s/ Julia Xu
Julia Xu
Interim Chief Executive Officer

Date: November 14, 2025	By:	/s/ Ke Chen
Ke Chen
Chief Financial Officer